Form 10-Q
period 1993-12-31
CHIPS & TECHNOLOGIES INC
filed 1994-02-11
CIK 767965

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                              _________________

                                  FORM 10-Q

(Mark One)
| X | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934

For quarter period ended       December 31, 1993

                                     OR

|__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________________



                       Commission file number 0-15012
                                              -------
                        CHIPS AND TECHNOLOGIES, INC.
                        ----------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                       77-0047943
              --------                       ----------
  (State or other jurisdiction of         (I.R.S. Employee
   incorporation or organization)        Identification No.)


            2950 Zanker Road, San Jose, California      95134
            --------------------------------------      -----
          (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code: (408)434-0600
                                                    -------------

 -------------------------------------------------------------------------
 Former name, former address and former fiscal year.  If changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    ------          ------
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     At January 31, 1994, the registrant had 16,603,542 shares of common stock outstanding.
=============================================================================

                              TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION


Item 1.   Unaudited Condensed Consolidated Financial          3
          Statements

          Notes to Unaudited Condensed Consolidated           6
          Financial Statements

Item 2.   Management's Discussion and Analysis of             7
          Financial Condition and Results of
          Operations


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                 Not
                                                     applicable

Item 2.   Changes in Securities                             Not
                                                     applicable

Item 3.   Defaults upon Senior Securities                   Not
                                                     applicable

Item 4.   Submission of Matters to a Vote of                 10
          Security Holders

Item 5.   Other Information                                 Not
                                                     applicable

Item 6.   Exhibits and Reports on Form 8-K                   13

                       PART I. - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                        CHIPS AND TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                             DEC. 31,       JUNE 30,
                                              1993           1993
                                             --------       --------
ASSETS                                      (UNAUDITED)

Current Assets:
Cash and cash equivalents                  $  17,136     $   20,742
Short-term investments                         2,000          8,436
Accounts receivable, net of allowances        11,975         10,287
  for doubtful accounts of $1,505 and
  $1,463
Finished goods inventory                       7,044          5,244
Prepaid and other assets                       4,775          5,401
                                           ---------     ----------
      Total current assets                    42,930         50,110

Property, plant and equipment, net            11,160         13,059
Other assets                                   1,890          1,637
                                           ---------      ---------
                                           $  55,980      $  64,806
                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                           $   6,976      $   6,889
Other accrued liabilities                      8,174          8,337
Current portion of capitalized lease           1,984          3,410
obligations
Accrued commissions to manufacturers           1,474          2,218
representatives
Deferred gross profit                          1,451          1,581
Accrued restructuring costs                    4,001         13,775
                                           ---------      ---------
      Total current liabilities               24,060         36,210

Subordinated debt                              7,910          7,910
Long-term capitalized lease obligations,         367          1,009
  less current portion
Noncurrent notes payable                         939              -
                                           ---------      ---------
      Total liabilities                       33,276         45,129
                                           ---------      ---------

Stockholders' Equity:
Convertible preferred stock, $.01 par              1              1
  value; 5,000,000 shares authorized;
  123,000 shares issued and outstanding
Common stock $.01 par value, 100,000,000         165            160
  shares authorized; 16,480,000 and
  16,074,000 shares issued
Capital in excess of par value                57,276         55,329
Notes receivable from officers                     0            (34)
Retained earnings                            (34,738)       (35,779)
                                           ---------      ---------
      Total stockholders' equity              22,704         19,677
                                           ---------      ---------
                                           $  55,980      $  64,806
                                           =========      =========


See notes to Unaudited Condensed Consolidated Financial Statements

                        CHIPS AND TECHNOLOGIES, INC.

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands except per share amounts)



                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                 DECEMBER 31,        DECEMBER 31,
                                1993     1992       1993      1992
                                ----     ----       ----      ----


NET SALES                     $ 22,438  $ 28,415   $43,609   $54,733

Costs and expenses:


Cost of sales and other
     manufacturing expenses     14,060    25,365    27,173    43,913
Research and development         3,349     5,876     6,607    13,881
Marketing and selling            2,914     5,774     6,031    11,822
General and administrative       1,324     3,245     2,995     7,081
Restructuring charge                 0    17,038         0    17,038
                              --------  --------   -------   -------

Income (loss) from operations      791   (28,883)      803   (39,002)

Interest and other income, net      11     3,032       355     3,425
                              --------  --------   -------   -------


Income (loss) before taxes         802   (25,851)    1,158   (35,577)

Provision for income taxes         (82)      (32)     (116)      (32)
                              --------  --------   -------   -------



NET INCOME (LOSS)             $    720  $(25,883)   $1,042  $(35,609)
                              ========  ========   =======   =======


NET INCOME (LOSS) PER SHARE   $    0.04 $  (1.67)    $ 0.06 $  (2.29)



Weighted average common shares
and dilutive share equivalents
outstanding                      17,252   15,547     16,699   15,546
                              ========  ========   =======   =======



See notes to Unaudited Condensed Consolidated Financial Statements

                        CHIPS AND TECHNOLOGIES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                             SIX MONTHS ENDED
                                               DECEMBER 31,
                                             ----------------
                                             1993        1992
                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                         $ 1,042     $ (35,609)
                                          -------     ---------
Adjustments to reconcile net income
(loss) to cash provided by operating
  activities:
  Depreciation and amortization             1,901         5,573
  Provision for losses on accounts            451         1,060
    receivable
  Provision for losses on inventory           409         7,091
  Compensation related to non-qualified         -            97
    stock options
  Accrued interest for officer's loans         (1)          (12)
CHANGES IN OPERATING ASSETS AND
  LIABILITIES NET OF EFFECTS FROM
  PURCHASE OF SMS:
Accounts receivable                        (2,139)        1,639
Finished goods inventory                   (2,209)       (1,023)
Other assets & liabilities                   (641)       15,836
Accrued restructuring costs                (9,774)       14,983
                                          -------     ---------
Total adjustments                         (12,003)       45,244
                                          -------     ---------
NET CASH PROVIDED BY (USED FOR)           (10,961)        9,635
  OPERATING ACTIVITIES                    -------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                       (1,003)         (750)
Disposition of fixed assets                 1,064             -
Sale of short-term investment               6,436             -
                                          -------     ---------
NET CASH PROVIDED BY (USED FOR) BY          6,497          (750)
  INVESTING ACTIVITIES                    -------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for capital lease       (2,068)       (3,061)
obligations
Proceeds from issuance of stock             1,952           568
Note payable                                  939             -
Proceeds from issuance of subordinated          -        10,280
debt
Repayment from officer's loans                 35             7
                                          -------     ---------
NET CASH FROM (USED BY) FINANCING             858         7,794
  ACTIVITIES                              -------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH   (3,606)       16,679
  EQUIVALENTS
Cash and cash equivalents at beginning     20,742        14,175
of period                                 -------     ---------
CASH AND CASH EQUIVALENTS AT PERIOD-END  $ 17,136      $ 30,854
                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                               $    220      $    838
  Income taxes                                 27           118
Additions to capital lease obligations          -           338

     See notes to Unaudited Condensed Consolidated Financial Statements

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of December 31, 1993 and related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six month periods ended December 31, 1993 and 1992 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full fiscal year.

     The financial statements and notes are presented as permitted by the Securities and Exchange Commission, and do not contain all information included in the Company's annual financial statements and notes, which should be read in conjunction with this Form 10-Q.


NOTE 2.  PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


NOTE 3.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales for the quarter ended December 31, 1993 ("Second Quarter 1994") declined 21% to $22.4 million, compared to net sales of $28.4 million for the quarter ended December 31, 1992 ("Second Quarter 1993"). The decline in sales was a result of lower unit volumes in the systems logic product line and discontinued products.

     Revenue from media/graphics products was 59% of Second Quarter 1994 gross sales compared to 44% of Second Quarter 1993. Vampire LCD controllers continued to enjoy acceptance worldwide. Revenues from systems logic product shipments totaled 24% of sales in Second Quarter 1994 compared to 28% in Second Quarter 1993. We expect product revenues to decline by approximately 15-20% in Third Quarter 1994 from Second Quarter 1994 as we transition our customers to next generation products, but expect revenues to rebound in Fourth Quarter 1994.

     The Company reduced its Second Quarter 1994 operating expenses by $7.3 million versus Second Quarter 1993, exclusive of Second Quarter 1993 restructuring charges, as a result of cost controls.

     Gross margin was $8.4 million for Second Quarter 1994 compared to $3.1 million for Second Quarter 1993. The gross margin percentage increased to 37% from 11% in Second Quarter 1993. The improvement reflects lower inventory provisions, a shift to higher margin media products and reduced fixed operating costs. The Company has experienced and expects to continue to experience price pressure with regard to both its new and mature product lines. The Company's ability to retain higher margins and market share will depend on its ability to introduce new products with unique features and performance characteristics ahead of the competition and its success in securing favorable product cost reductions from its subcontract manufacturers.

     Research and development ("R&D") expenses include circuit and system software design costs, computer-aided-engineering system support, and non-recurring engineering ("NRE") expenses paid to manufacturing subcontractors. R&D expenses were reduced significantly to $3.3 million in Second Quarter 1994, compared to $5.9 million in Second Quarter 1993. The decrease was a result of a cost reduction and restructuring program, with the major savings being related to labor and depreciation.

     The integrated circuits which comprise the Company's products are currently manufactured in the United States by NEC Corporation, NCR Corporation and National Semiconductor Corporation. International foundries are Samsung Semiconductor, Inc., Taiwan Semiconductor Manufacturing Company Ltd., Toshiba International Corp., Yamaha International Corporation, and NEC Corporation. These sources of supply are subject to such risks as capacity constraints, transportation delays and interruptions, and imposition of tariffs. The overseas foundries are also subject to import and export controls, currency exchange fluctuations and changes in governmental policies. Moreover, no contractual commitments bind these subcontractors to continue to manufacture the Company's products beyond the period of outstanding purchase orders. There can be no assurance that the Company will be able to obtain product in a timely manner. However, the Company believes it has developed strong relationships with its suppliers due in part to the high volume of business the Company's products represent and the leading edge design methodologies employed. If any of these relationships were to abruptly end or deteriorate, the Company's business could be adversely affected. Additionally, the Company's policy is to obtain second sources of supply for all high volume products within one year of the release of the product to volume production.

     Marketing and selling expenses include commissions paid to all of the Company's internal and external sales representatives and costs associated with product marketing and advertising. Marketing and selling expenses were $2.9 million in Second Quarter 1994 compared to $5.8 million in Second Quarter 1993. This decrease was primarily due to headcount reductions resulting from cost control programs and lower sales commissions.

     General and administrative ("G&A") expenses were reduced to $1.3 million in Second Quarter 1994 compared to $3.2 million in Second Quarter 1993. G&A expenses declined mainly as a result of lower costs related to outside services, reduced provision for bad debt and headcount reduction.

     For Second Quarter 1994, the Company had income from operations of $.8 million, compared to a loss from operations of $28.9 million for Second Quarter 1993. Exclusive of inventory reserves of $5.0 million and restructuring charges of $17.0 million, Second Quarter 1993 loss from operations would have been $6.9 million. Net of these unusual charges, the margin improvement was primarily attributable to lower operating costs resulting from the Company's restructuring and cost control efforts.

     The Company's future profitability depends on maintaining adequate sales levels through the timely introduction of new products to the market in volume production, achievement of targeted product cost and performance levels, demonstrated compatibility with industry standards, and development of manufacturing, marketing and support capabilities. If the Company is not successful in bringing new products to market in a timely manner and if such products do not receive widespread market acceptance, the Company's financial results would be adversely affected.

     The Company recorded a 10% tax provision in the first half of fiscal 1994 for certain alternative minimum tax and state tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its growth to date through cash generated from public and private placements of equity and debt, operations, and, to a lesser extent, lease financing of capital equipment. The Company's subcontract manufacturing strategy enables the Company to use the majority of its capital resources for continuing operations and product development.

     Cash and short-term investments decreased by $10.0 million from June 30, 1993 principally due to payments necessary to settle certain lease obligations in connection with the consolidation of facilities and other actions taken under the previously announced restructuring plan.

     Accounts receivable at December 31, 1993 were $12.0 million, an increase of $1.7 million from balances at June 30, 1993 due to timing of payments and the addition of the current portion of the note receivable from the sale of certain discontinued products.

     Inventories at December 31, 1993 were $7.0 million, compared to $5.2 million at June 30, 1993 due to the increased level of inventory needed to satisfy customer demand in a timely manner.

     Accrued restructuring costs at December 31, 1993 aggregate $4.0 million, compared to $13.8 million at June 30, 1993. The $9.8 million decrease is principally attributable to the settlement of certain building leases, severance payments, and other payments made for the consolidation of facilities. The Company believes the reserves are adequate to cover remaining costs associated with the restructuring plan.

     Total long-term debt at December 31, 1993 includes the long term portion of the Company's $1 million note payable issued in partial settlement of long-term lease obligations. The note calls for monthly payments of $9,000 with the remaining unpaid principal balance due September 1996.

     The Company has two secured line of credit agreements which allow it to borrow up to $8 million at the banks' reference rates. These agreements will expire in October 1994. No amounts were outstanding at December 31, 1993 under these lines of credit. The Company's lines of credit contain financial covenants. The availability of such lines of credit in future quarters will depend upon the Company's compliance with the covenants established by the banks and the Company's ability to renew the lines of credits when they expire. The Company also has $7,910,000 in debentures outstanding. The debentures contain certain financial covenants. If the Company does not comply with the covenants of the debentures, they could become due and payable.

     Based on the current level of working capital and available borrowing capacity, the Company believes that its present capital resources are sufficient to meet its needs for the current fiscal year.

     In May 1993 the Financial Accounting Standards Board issued Financial Accounting Standard No. 115 (FAS 115) Accounting for Certain Investments in Debt and Equity Securities to be effective for fiscal years beginning after December 15, 1993. Implementation of FAS 115 is not expected to have a significant impact on the Company's financials.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                  Not
                                                     applicable


Item 2.  Changes in Securities                              Not
                                                     applicable


Item 3.  Defaults upon Senior Securities                    Not
                                                     applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

         The Annual Meeting of the Stockholders of
         Chips and Technologies, Inc. was held on November 10, 1993 in Milpitas, California.
         Of the total of 16,235,052 shares
         outstanding as of the record date,
         14,412,110 shares were present or
         represented by proxies at the meeting.

         ELECTION OF CLASS III DIRECTOR

         James F. Stafford was elected as Class III
         Director.  Mr. Stafford received
         13,774,093 affirmative votes and 638,017 were withheld.


         1988 STOCK OPTION PLAN FOR OUTSIDE
         DIRECTORS

         The stockholders voted to modify the
         automatic grant feature of the 1988 Stock
         Option Plan for Outside Directors.
         Pursuant to the Amendment, each new
         Outside Director would continue to receive an initial grant of 20,000 shares, and each current Outside Director will receive an option to purchase 10,000 shares of Common Stock on each anniversary of his or her tenure, instead of the current biannual grant of 10,000 shares. To compensate directors for prior years in which he or she did not receive an option grant, the Amendment provides that each current Outside Director would also receive an option to purchase 10,000 shares for each of his odd year
         Anniversary Dates subsequent to the later of the effective date of the Outside

         Directors Plan or such Outside Director's appointment to the Board an prior to the effective date of the Amendment. The proposal received 12,357,982 affirmative votes, 1,825,485 negative votes and
         228,643 abstentions.





Item 4.  The stockholders voted to increase the
         number of shares for issuance under the
         1988 Stock Option Plan for Outside
         Directors by 150,000 shares. The proposal received 12,947,747 affirmative votes,
         1,272,785 negative votes and 191,578
         abstentions.

         The stockholders voted to amend the
         Outside Director Plan to increase the term of options pursuant to the Plan to ten
         (10) years.  The proposal received
         12,282,227 affirmative votes, 1,941,001
         negative votes and 188,882 abstentions.


         APPOINTMENT OF CORPORATION'S INDEPENDENT
         ACCOUNTANTS

         The stockholders voted to ratify the
         appointment of Price Waterhouse as the
         Corporation's independent accountants for the fiscal year ending June 30, 1994. The proposal received 14,245,618 affirmative votes, 57,911 negative votes and 108,581 abstentions.


Item 5.  Other Information                                  Not
                                                     applicable


Item 6.  Exhibits and Reports on Form 8-K                    13

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHIPS AND TECHNOLOGIES, INC.
                                   (Registrant)





                                      /s/ James F. Stafford
                                   ------------------------------------
                                   James F. Stafford
                                   President & Chief Executive Officer





                                      /s/ Timothy R. Christoffersen
                                   ------------------------------------
                                   Timothy R. Christoffersen
                                   Vice President of Finance
                                   Chief Financial Officer and
                                   Principal Accounting Officer



Date:    February 11, 1994

                              INDEX TO EXHIBITS

Exhibit
  No.    Description                                             Page
- -------  -----------                                             ----

4.1 Stockholders' Rights Agreement dated August 23, 1989. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K which was filed September 20, 1989)
10.1 Amended and Restated 1985 Stock Option Plan, as amended November 5, 1991 (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K which was filed September 24, 1992)
10.2 Form of Stock Option Agreement used in conjunction with the 1985 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K which was filed September 24,
         1992)
10.3 Registration Rights Agreement dated October 10, 1985 and amendment thereto dated January 24, 1986. (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 33-8005 effective October 8, 1986.)
10.4 Amended and Restated Employee Stock Purchase Plan, as amended July 27,1992. (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K which was filed September 27, 1993.)
10.5 Lease Termination Agreement and related exhibit between the Company and The Equitable Life Assurance Society dated September 10, 1993. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K which was filed September 27, 1993.)
10.6 Master Equipment Lease and related Schedules between Oliver Allen Corporation and the Company dated February 9, 1989. (Incorporated by reference to
         Exhibit 10.8 to the Company's Annual Report on Form 10-K which was filed September 20, 1990).
10.7 Line of Credit Agreement between the Company and Silicon Valley Bank dated December 19, 1991. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K which was filed September 21, 1992.)
10.8 Line of Credit Agreement between the Company and Bank of America dated December 19, 1991. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K which was filed September 21, 1992.)
10.9 Amended and Restated Qualified Investment Plan dated January 1, 1989. (Incorporated by reference to
         Exhibit 10.16 to the Company's Annual Report on Form 10-K which was filed September 20, 1990).

Exhibit
  No.    Description                                             Page
- -------  -----------                                             ----

10.10    First Amended of Chips and Technologies, Inc. 1988      15
         Nonqualified Stock Option Plan for Outside Directors
         dated October 1, 1993
10.11    Promissory Note to the Company from Enzo Torresi
         dated August 1, 1992.  (Incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report on Form
         10-K which was filed September 27, 1993.)
10.12 Promissory Note to the Company from Marc Jones dated February 3, 1993. (Incorporated by reference to
         Exhibit 10.15 to the Company's Annual Report on Form
         10-K which was filed September 27, 1993.)
10.13    Form of Indemnity Agreement between the Company and
         each of its directors and executive officers. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K which was filed September 20, 1990).
10.14 Form of Incentive Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K which was filed September 20, 1989.)
10.15    Equipment term lease agreement and supplemental
         schedules between the Company and IBM Credit
         Corporation dated November 7, 1990 and December 19,
         1990 (Incorporated by reference to Exhibit 10.30 to
         the Company's Annual Report on Form 10-K which was
         filed September 25, 1991.)
10.16    Confidential Termination Agreement and General
         Release of Claims between the Company and Ravi
         Bhatnagar dated December 18, 1992. (Incorporated by reference to Exhibit 10.19 to the Company's Annual
         Report on Form 10-K which was filed September 27,
         1993)
10.17    Confidential Termination Agreement and General
         Release of Claims between the Company and Nancy S.
         Dusseau , dated September 1, 1993. (Incorporated by reference to Exhibit 10.20 to the Company's Annual
         Report on Form 10-K which was filed September
         27, 1993)
10.18    Confidential Termination Agreement and General
         Release of Claims between the Company and Jeffrey H. Grammer, dated September 2, 1993. (Incorporated by reference to Exhibit 10.21 to the Company's Annual
         Report on Form 10-K which was filed September
         27, 1993)
10.19    Confidential Termination Agreement and General
         Release of Claims between the Company and Gary P.
         Martin, dated April 19, 1993.  (Incorporated by
         reference to Exhibit 10.22 to the Company's Annual
         Report on Form 10-K which was filed September 27,
         1993)

Exhibit
  No.    Description                                             Page
- -------  -----------                                             ----

10.20 Relocation Agreement between the Company and Lee J. Barker, dated September 2, 1992. (Incorporated by reference to Exhibit 10.23 to the Company's Annual
         Report on Form 10-K which was filed September 27,
         1993)
10.21    Convertible Promissory Notes and Preferred Stock
         Purchase Agreement, dated as of July 16, 1992. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K which was filed September 27, 1993)
10.22    Amendment to convertible Promissory Notes and
         Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.25 to the Company's Annual
         Report on Form 10-K which was filed September 27,
         1993)
10.23    Form of Convertible Subordinated Debenture, due June
         30, 2002.  (Incorporated by reference to Exhibit
         10.26 to the Company's Annual Report on Form 10-K
         which was filed September 27, 1993)
10.24    Amendment to 8 1/2 % convertible Subordinated
         Debentures, due June 30, 2002. (Incorporated by
         reference to Exhibit 10.27 to the Company's Annual
         Report on Form 10-K which was filed September 27,
         1993)
10.25 Confidential Resignation and Consulting Agreement and General Release of Claims between the Company and
         Gordon A. Campbell dated September 30, 1993.
         (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q which was filed November 15, 1993).
10.26 Agreement for Sale and Purchase of Assets between Techfarm, Inc. and Chips and Technologies, Inc., dated September 24, 1993.  (Incorporated by reference
         to Exhibit 10.26 to the Company's Quarterly Report on
         Form 10Q which was filed November 15, 1993.)
10.27    Form of Nonqualified Stock Option Agreement for         20
         Outside Directors used in conjunction with the 1988
         Stock Option Plan for Outside Directors dated
         November 10, 1993.
10.28    Promissory Note to the Company from Lee Barker dated    27
         November 14, 1993.
10.29    Amendment to Loan Agreement between the Company and     28
         Silicon Valley Bank dated September 13, 1993
10.30    Amendment to Line of Credit Agreement between the
         Company and Bank of America dated September 1993. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10K which was filed September 27, 1993.)