Form 10-Q
period 1994-03-31
CHIPS & TECHNOLOGIES INC
filed 1994-05-06
CIK 767965

__________________________________________________________________________
__________________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                        _________________

                            FORM 10-Q

(Mark One)
| X | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For quarter period ended       March 31, 1994

                               OR

|__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________


                 Commission file number 0-15012

                  CHIPS AND TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

              Delaware                       77-0047943
  (State or other jurisdiction of         (I.R.S. Employee
   incorporation or organization)        Identification No.)


         2950 Zanker Road, San Jose, California   95134
       (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (408)434-0600


_____________________________________________________________________________
 Former name, former address and former fiscal year.  If changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes   X         No
   ------       -----
              APPLICABLE ONLY TO CORPORATE ISSUERS:
     At March 31, 1994, the registrant had 16,765,956 shares of common stock outstanding.
__________________________________________________________________________
__________________________________________________________________________

                        TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION


Item 1.   Unaudited Condensed Consolidated Financial          3
          Statements

          Notes to Unaudited Condensed Consolidated           6
          Financial Statements

Item 2.   Management's Discussion and Analysis of             7
          Financial Condition and Results of
          Operations


PART      OTHER INFORMATION
II.


Item 1.   Legal Proceedings                      Not applicable

Item 2.   Changes in Securities                  Not applicable

Item 3.   Defaults upon Senior Securities        Not applicable

Item 4.   Submission of Matters to a Vote of     Not applicable
          Security Holders

Item 5.   Other Information                      Not applicable

Item 6.   Exhibits and Reports on Form 8-K                   14

                 PART I. - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                         CHIPS AND TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                     MARCH 31,      JUNE 30,
                                                      1994           1993
ASSETS                                              ---------      ---------
                                                    (UNAUDITED)

Current Assets:
Cash and cash equivalents                          $  21,094      $   20,742
Short-term investments                                 2,000           8,436
Accounts receivable, net of allowances for             8,968          10,287
   doubtful accounts of $1,470 and $1,463
Inventory                                              6,980           5,244
Prepaid and other assets                               3,478           5,401
                                                    --------       ---------
      Total current assets                            42,520          50,110
Property, plant and equipment, net                    10,460          13,059
Other assets                                           1,553           1,637
                                                    --------        --------
                                                   $  54,533       $  64,806
                                                   =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                  $    5,203       $   6,889
Other accrued liabilities                              8,194           8,337
Current portion of capitalized lease                   1,010           3,410
   obligations
Accrued commissions to manufacturers                   1,851           2,218
   representatives
Deferred gross profit                                  1,408           1,581
Accrued restructuring costs                            3,467          13,775
                                                     -------        --------
        Total current liabilities                     21,133          36,210

Subordinated debt                                      7,910           7,910
Long-term capitalized lease obligations,                 191           1,009
less current portion
Noncurrent notes payable                                 929               -
                                                     -------         -------
        Total liabilities                             30,163          45,129
                                                     -------         -------
Stockholders' Equity:
Convertible preferred stock, $.01 par value;               1               1
   5,000,000 shares authorized; 123,000 shares
   issued and outstanding
Common stock $.01 par value, 100,000,000 shares          168             160
   authorized; 16,766,000 and 16,074,000
   shares issued
Capital in excess of par value                        58,791          55,329
Notes receivable from officers                             0             (34)
Retained deficit                                     (34,590)        (35,779)
                                                    --------        --------
        Total stockholders' equity                    24,370          19,677
                                                    --------        --------
                                                   $  54,533       $  64,806
                                                    ========        ========

See notes to Unaudited Condensed Consolidated Financial Statements

                         CHIPS AND TECHNOLOGIES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)



                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                     MARCH 31,                  MARCH 31,
                                  1994         1993        1994       1993
                                 -------------------      ------------------

NET REVENUE                    $ 14,442     $ 21,611     $58,051    $ 76,343

Costs and expenses:

Cost of sales and other
   manufacturing expenses         9,269       15,117      36,442      59,029
Research and development          2,598        4,528       9,205      18,408
Marketing and selling             2,596        4,339       8,627      16,161
General and administrative        1,260        1,751       4,255       8,832
Restructuring charge               (372)           0        (372)     17,038
                                --------    --------     -------     -------
Loss from operations               (909)      (4,124)       (106)    (43,125)

Interest and other income, net    1,072           58       1,427       3,482
                                -------     --------     -------     -------

Income (loss) before taxes          163       (4,066)      1,321     (39,643)

Provision for income taxes          (16)         (27)       (132)        (59)
                                -------     --------     -------     -------

NET INCOME (LOSS)              $    147    $  (4,093)    $ 1,189    $(39,702)
                                 ======     ========      ======     =======

NET INCOME (LOSS) PER SHARE    $    0.01   $   (0.26)    $  0.07   $   (2.53)
                                ========    ========     =======    ========

Weighted average common shares
and dilutive share equivalents
outstanding                       17,492       15,667     16,721      15,667
                                  ======       ======     ======      ======

See notes to Unaudited Condensed Consolidated Financial Statements

                   CHIPS AND TECHNOLOGIES, INC.
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                                          NINE MONTHS ENDED
                                                              MARCH 31,
                                                          -----------------
                                                          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:                     ----         ----
Net Income (Loss)                                        $ 1,189    $ (39,702)
Adjustments to reconcile net income (loss)                ------      -------
   to cash provided by operating activities:
   Depreciation and amortization                           2,721        6,914
   Provision for losses on accounts receivable               676        1,060
   Provision for losses on inventory                         409        8,035
   Compensation related to non-qualified stock options         0          117
   Accrued interest for officers' loans                       (1)         (17)
   Gain (Loss) on sale of investment, net                   (939)           0
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Prepaid Income Taxes                                           0       28,261
Accounts receivable                                          643        6,439
Inventory                                                 (2,146)         450
Other assets & liabilities                                (1,530)     (16,197)
Accrued restructuring costs                              (10,308)      13,490
                                                         -------      -------
Total adjustments                                        (10,475)      48,552
                                                         -------      -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      (9,286)       8,850
                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                      (1,264)        (916)
Disposition of fixed assets                                1,236          599
Sale of short-term investment                              6,436            -
Sale of stock investment                                   2,014            -
                                                         -------      -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       8,422         (317)
                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments for capital lease obligations          (3,218)      (4,236)
Proceeds from issuance of stock                            3,470          572
Note payable                                                 929            -
Proceeds from issuance of subordinated debt                    0       10,280
Repayment from officer's loans                                35           11
                                                         -------      -------
NET CASH FROM FINANCING ACTIVITIES                         1,216        6,627
                                                         -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    352       15,160
Cash and cash equivalents at beginning of period          20,742       14,175
                                                         -------      -------
CASH AND CASH EQUIVALENTS AT PERIOD-END                 $ 21,094     $ 29,335
                                                         =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                            $    296     $  1,291
   Income taxes                                              38          144
Additions to capital lease obligations                        0          433

See notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
- ------------------------------

     The condensed consolidated balance sheet as of March 31, 1994 and related condensed consolidated statements of operations for the three and nine month periods ended March 31, 1994 and 1993 and condensed consolidated statements of cash flows for the nine months ended March 31, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full fiscal year.

     The financial statements and notes are presented as permitted by the Securities and Exchange Commission, and do not contain all information included in the Company's annual financial statements and notes, which should be read in conjunction with this Form 10-Q.

NOTE 2.  PRINCIPLES OF CONSOLIDATION
- ------------------------------------

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

NOTE 3.  NET INCOME (LOSS) PER SHARE
- ------------------------------------

     Net income (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding.

NOTE 4.  RESTRUCTURING CHARGE
- -----------------------------

     In September 1993, the Company entered into an agreement to sell the Company's system business, networking products, and development of stand-alone multimedia products to a corporation, Techfarm, Inc., the principals of which are a director and two former officers of the Company. A provision for the discontinuation of these operations was included in the Fiscal 1993 restructuring charge. Techfarm acquired these operations from the Company for $1.7 million, comprising $100,000 in cash and a two year note of $1.6 million. In addition, Techfarm assumed up to $1 million of the liabilities associated with termination of a joint venture operating the systems business.
In March 1994, the promissory note was restructured to provide that the Techfarm subsidiaries operating the systems business are the principals on the note, with Techfarm as guarantor and all security remaining intact.

In March 1994, the Company received the first of four scheduled semiannual note payments. The principal payment of $0.4 million was recorded as a recovery of previous provisions made for discontinued product lines in the Fiscal 1993 restructuring charge. The balance of this note will be recorded in income as cash collections are received.

NOTE 5.  OTHER INCOME
- ---------------------

     During fiscal years 1988, 1989 and 1990, the Company invested in selected common and preferred stock equities. In the third quarter fiscal 1994, the Company disposed of its common stock investments and made provisions against the value of other investments resulting in a net gain of $0.9 million.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUE

Net revenues for the third quarter fiscal 1994 were $14.4 million, a decrease of 33% from the $21.6 million reported for the third quarter fiscal 1993. Net revenues for the first three quarters of fiscal 1994 were $58.1 million, a decrease of 24% from the $76.3 million reported for the same period of fiscal 1993. The decrease in net revenues for both the third quarter fiscal 1994 and the first three quarters of fiscal 1994 was largely due to decreases in sales of systems logic chipsets and the previously announced discontinuation of certain products at the beginning of fiscal year 1994. The revenue decline from these products was partially offset by increases in sales of graphics products.

Systems logic chipset revenue declined as a result of decreases in unit volumes for the Company's older generation of products which addressed the 386 processor architecture. The Company discontinued certain system level products and de-emphasized its participation in math co-processor products during the beginning of FY1994, which further contributed to the revenue decline. Graphics product revenues grew because of increases in unit volumes of flat panel graphics controllers. Revenue from graphics products comprised 58% of sales for the first three quarters in fiscal 1994 compared to 31% of sales in the first three quarters of fiscal 1993.

GROSS MARGIN

The gross margin percentage of 36% in the third quarter of fiscal 1994 improved compared to 30% for the third quarter fiscal 1993. This improvement was due to a higher proportion of flat panel graphics controllers and reductions in the proportion of lower margin systems logic products. The gross margin was $5.2 million in the third quarter fiscal 1994 compared to $6.5 million in the third quarter fiscal 1993. The gross margin for the third quarter fiscal 1994 decreased in absolute dollars compared to the third quarter fiscal 1993 mainly due to lower overall revenues.

The gross margin percentage of 37% for the first three quarters of fiscal 1994 improved compared to the 23% for the first three quarters of fiscal 1993. Gross margin for the first three quarters of fiscal 1994 was $21.6 million compared to $17.3 million for the first three quarters of fiscal 1993. The increase in gross margin percentage and absolute gross margin dollars reflects a greater proportion of flat panel graphics controller sales as well as a reduction in inventory provisions for excess and obsolete inventory.

RESEARCH & DEVELOPMENT

Research & development expenditures were $2.6 million for the third quarter fiscal 1994, a decrease of $1.9 million from the same period in fiscal 1993. The decrease in spending is primarily due to the reductions realized from the Company's discontinuation of certain product lines as part of its restructuring efforts instituted in the beginning of fiscal 1994. For the first three quarters of fiscal 1994, research and development expenses were $9.2 million, a decrease of $9.2 million from the same period in fiscal 1993. Although research and development spending during fiscal 1994 has been significantly reduced from the same period in fiscal 1993, the Company continues to invest in new product development and expects these expenditures to increase in absolute amounts.

MARKETING & SELLING

Marketing and selling expenses for the first three quarters of fiscal 1994 were $8.6 million, a decline of $7.6 million from the same period in fiscal 1993. The decrease in expenses is due to the closure of certain foreign sales offices and lower sales commissions resulting from lower overall revenues. The Company's marketing and selling expenses include sales commissions paid to its internal sales force and to its authorized sales representative and distributor organizations.


GENERAL & ADMINISTRATIVE

General and administrative expenses were $1.3 million in the third quarter of fiscal 1994, a decrease of $0.5 million from the third quarter of fiscal 1993. General and administrative expenses for the first three quarters of fiscal 1994 were $4.3 million, a decrease of $4.5 million from the same period in fiscal 1993. The reductions in fiscal 1994 compared to fiscal 1993 are largely due to reductions in headcount and outside service fees.


RESTRUCTURING CHARGES

During the third quarter of fiscal 1994, the Company received the first of four scheduled semiannual principal payments of $0.4 million against a note receivable recorded in respect of the sale of the Company's discontinued product lines consisting of its systems business, networking products and portions of its multimedia product technology. The carrying value of these discontinued product lines was reserved for as part of the restructuring charges recorded in Fiscal 1993. Income will be recorded, as the note is realized through future cash collections. The Company maintains no influence or control over the operations of the divested businesses and technologies and no assurances can be made that future payments will be received in respect of the note receivable.

INTEREST & OTHER INCOME, NET

During fiscal years 1988, 1989 & 1990 the Company invested in selected common and preferred stock equities. In the third quarter fiscal 1994, the Company sold its common stock investments and made provisions against the value of other investments, resulting in a net gain of approximately $0.9 million. The Company anticipates no material effects on its future operations from activity related to its equity investments.


INCOME TAXES

For the third quarter fiscal 1994 and the first three quarters of fiscal 1994, a tax provision of 10% was recorded for certain alternative minimum tax and state tax obligations.


LIQUIDITY AND CAPITAL RESOURCES

During the first three quarters of fiscal 1994, $6.1 million of cash, cash equivalents and short-term investments were used in the operating, financing and investing activities of the Company, compared to the generation of $15.2 million over the same period in fiscal 1993. The usage of cash is largely the result of cash needed to implement the restructuring programs instituted in early fiscal 1994, consisting primarily of payments made to settle lease obligations and employee severance. These payments were partially offset by the proceeds received from the sale of certain common stock investments. The $15.2 million of cash generated in fiscal 1993 was mainly due to the receipt of a federal tax refund of $28.3 million.

Cash, cash equivalents and short term investments decreased from $29.2 million at June 30, 1993, to $23.1 million at March 31, 1994. During the same period accounts receivable decreased $1.3 million, inventory increased $1.8 million and current liabilities decreased $15.1 million. Accounts receivable decreased because of improvements in receivable collections resulting in a decrease in receivable days outstanding. Increases in inventory are due to higher levels of inventory maintained for flat panel graphics controller products. The reduction in current liabilities is largely due to the decrease in accrued restructuring costs, which reflects payments made in respect of the Company's restructuring activities. The Company believes the restructuring accruals are adequate to cover remaining actions associated with the restructuring plan.

Total long-term debt at March 31, 1994, includes the long term portion of the Company's $1.0 million note payable issued in partial settlement of long-term lease obligations associated with the Company's restructuring plan. The note calls for monthly payments of $9,000 with the remaining unpaid principal balance due September 1996.

The Company's capital requirements primarily consist of financing working capital items and funding operational activities. The Company has line of credit agreements allowing borrowing up to $8.0 million at the bank reference rates. These agreements will both expire on October 1994. There were no amounts outstanding at March 31, 1994, under these lines of credit.

The existing line of credit agreements require that the Company meet certain covenants related to financial performance and condition. Maintaining the existing lines of credit as well as any future renewal or replacement of these agreements will depend on the Company's ability to comply with the financial covenants required by the lender. Although the Company anticipates no difficulty maintaining and renewing its available borrowing capacity, no assurances can be made that the Company will in the future be able to meet the necessary requirements or be able to comply with the financial covenants required by a lender.

FUTURE OPERATING RESULTS

The future operating results of the Company are affected by its ability, among other things, to develop and introduce innovative products in a timely manner, obtain customer acceptance for its products, procure a supply of product in sufficient quantities and obtain competitive product costs. Other factors, some of which are outside the control of the Company, can also affect future operating results including, but not limited to, market acceptance of the Company's end customers products, technological shifts in the semiconductor and personal computer industries as well as general worldwide economic conditions. Unfavorable occurrences in any of the above mentioned areas could have a materially adverse affect on the Company's future operating results.

During the third quarter fiscal 1994, the Company experienced a decline in revenues compared to second quarter fiscal 1994. The Company believes this reduction occured as a result of customers for the Company's flat panel graphics controllers reducing their consumption of the current generation Vampire product line as they depleted inventories in preparation of volume production shipments of the Company's next generation Mustang product line of flat panel graphics controllers. The Company anticipates an increase in revenues for the fourth quarter fiscal 1994 compared to the third quarter fiscal 1994 if customers successfully transition to products in the Company's Mustang product family and if anticipated increased shipments occur for its Wingine(R) DGX desktop graphics accelerator product. Third quarter fiscal 1994 gross margin declined in both absolute dollars and percentage compared to second quarter fiscal 1994 primarily due to lower overall revenues. Although the company anticipates absolute gross margin dollars increasing in the fourth quarter fiscal 1994 compared to the third quarter fiscal 1994, the gross margin percentage is expected to decrease as the proportion of revenue from lower margin desktop graphics accelerators increases and competitive pricing pressure on flat panel graphics products increases. Although the Company believes that it has obtained customer acceptance for its products, there can be no assurance made that customers will place orders and accept delivery of these products at the anticipated prices or volumes. Since the Company uses subcontract vendors for the manufacture of its products, no assurance can be made that the Company's subcontract vendors will be able to provide the required supply of product.
Any interruption or delay in the subcontract vendors' ability to supply product would have a materially adverse impact on fourth quarter fiscal 1994 revenues, gross margins and operating results.

The Company's reliance on subcontract vendors for manufacture of its products presents risks including the lack of guaranteed production capacity, delays in delivery, reduced control over production costs and restrictions on availability of certain advanced process technologies. Because most of the Company's production is met through subcontractors located throughout Asia, the Company is subject to risks beyond its control related to international trade policies, currency fluctuations and political and economic changes in foreign governments. The Company currently has no commitments that are binding on these subcontractors beyond the period of outstanding purchase orders. The Company attempts to mitigate the risks associated with its subcontract vendors by maintaining favorable vendor relationships and developing alternate sources of supply for high volume products. However, there can be no assurances that the Company will obtain sufficient timely supply of its products in the future.

Because the Company uses subcontract vendors for the manufacture of its products, the Company must place orders with its suppliers far in advance of shipment to its end customers. The Company uses projections of future end customer shipments to determine inventory purchase requirements. Because the Company's products address volatile markets, are subject to rapid technological change and generally have short design and life cycles, particularly for desktop graphics accelerator and systems logic products, there is the risk that the Company will be incorrect in its projections and produce excess or insufficient product inventories. Future operating results could be adversely affected if the Company is not able to anticipate its inventory supply requirements and subsequently generates excess or insufficient product inventories.

                   PART II - OTHER INFORMATION



Item 1.  Legal Proceedings                       Not applicable


Item 2.  Changes in Securities                   Not applicable


Item 3.  Defaults upon Senior Securities         Not applicable


Item 4.  Submission of Matters to a Vote of      Not applicable
         Security Holders


Item 5.  Other Information                       Not applicable


Item 6.  Exhibits                                            14


         Reports on Form 8-K                     Not applicable

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHIPS AND TECHNOLOGIES, INC.
                                   (Registrant)





                                      /s/ James F. Stafford
                                   ---------------------------
                                   James F. Stafford
                                   President & Chief Executive
                                   Officer





                                      /s/ Timothy R. Christoffersen
                                   --------------------------------
                                   Timothy R. Christoffersen
                                   Vice President of Finance
                                   Chief Financial Officer and
                                   Principal Accounting Officer



Date:    May 6, 1994

                        INDEX TO EXHIBITS

Exhibit Description                                                  Page
  No.
4.1 Stockholders' Rights Agreement dated August 23, 1989. (Incorporated by reference to Exhibit 4.1 to the
        Company's Annual Report on Form 10-K which was filed
        September 20, 1989)
10.1    Amended and Restated 1985 Stock Option Plan, as
        amended November 5, 1991 (Incorporated by reference to
        Exhibit 10.1 to the Company's Annual Report on Form 10-K
        which was filed September 24, 1992)
10.2    Form of Stock Option Agreement used in conjunction with
        the 1985 Stock Option Plan (Incorporated by reference
        to Exhibit 10.2 to the Company's Annual Report on
        Form 10-K which was filed September 24, 1992)
10.3    Registration Rights Agreement dated October 10, 1985
        and amendment thereto dated January 24, 1986.
        (Incorporated by reference to Exhibit 10.6 to
        Registration Statement No. 33-8005 effective October
        8, 1986.)
10.4    Amended and Restated Employee Stock Purchase Plan, as
        amended July 27,1992. (Incorporated by reference to
        Exhibit 10.4 to the Company's Annual Report on Form 10-K
        which was filed September 27, 1993.)
10.5    Lease Termination Agreement and related exhibit
        between the Company and The Equitable Life Assurance
        Society dated September 10, 1993.  (Incorporated by
        reference to Exhibit 10.5 to the Company's Annual Report
        on Form 10-K which was filed September 27, 1993.)
10.6    Master Equipment Lease and related Schedules between
        Oliver Allen Corporation and the Company dated February 9,
        1989. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K which was filed
        September 20, 1990).
10.7    Line of Credit Agreement between the Company and
        Silicon Valley Bank dated December 19, 1991.
        (Incorporated by reference to Exhibit 10.7 to the
        Company's Annual Report on Form 10-K which was filed
        September 21, 1992.)
10.8    Line of Credit Agreement between the Company and Bank of
        America dated December 19, 1991. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K
        which was filed September 21, 1992.)
10.9    Amended and Restated Qualified Investment Plan dated
        January 1, 1989.  (Incorporated by reference to Exhibit
        10.16 to the Company's Annual Report on Form 10-K which was filed September 20, 1990).
10.10   First Amended of Chips and Technologies, Inc. 1988
        Nonqualified Stock Option Plan for Outside Directors dated
        October 1, 1993
10.11   Promissory Note to the Company from Enzo Torresi dated
        August 1, 1992.  (Incorporated by reference to Exhibit
        10.14 to the Company's Annual Report on Form 10-K which
        was filed September 27, 1993.)
Exhibit Description                                                  Page
  No.
10.12   Promissory Note to the Company from Marc Jones dated
        February 3, 1993. (Incorporated by reference to Exhibit
        10.15 to the Company's Annual Report on Form 10-K which
        was filed September 27, 1993.)
10.13   Form of Indemnity Agreement between the Company and each
        of its directors and executive officers. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K which was filed September 20, 1990).
10.14   Form of Incentive Deferred Compensation Agreement
        (Incorporated by reference to Exhibit 10.20 to the
        Company's Annual Report on Form 10-K which was filed
        September 20, 1989.)
10.15   Equipment term lease agreement and supplemental
        schedules between the Company and IBM Credit Corporation
        dated November 7, 1990 and December 19, 1990 (Incorporated by reference to Exhibit 10.30 to the Company's Annual
        Report on Form 10-K which was filed September 25, 1991.)
10.16   Confidential Termination Agreement and General Release
        of Claims between the Company and Ravi Bhatnagar dated
        December 18, 1992.  (Incorporated by reference to
        Exhibit 10.19 to the Company's Annual Report on Form 10-K
        which was filed September 27, 1993)
10.17   Confidential Termination Agreement and General Release
        of Claims between the Company and Nancy S. Dusseau,
        dated September 1, 1993.  (Incorporated by reference to
        Exhibit 10.20 to the Company's Annual Report on Form 10-K
        which was filed September 27, 1993)
10.18   Confidential Termination Agreement and General Release
        of Claims between the Company and Jeffrey H. Grammer, dated September 2, 1993. (Incorporated by reference to Exhibit
        10.21 to the Company's Annual Report on Form 10-K which
        was filed September 27, 1993)
10.19   Confidential Termination Agreement and General Release
        of Claims between the Company and Gary P. Martin, dated
        April 19, 1993.  (Incorporated by reference to Exhibit
        10.22 to the Company's Annual Report on Form 10-K which
        was filed September 27, 1993)
10.20   Relocation Agreement between the Company and Lee J. Barker, dated September 2, 1992. (Incorporated by reference to
        Exhibit 10.23 to the Company's Annual Report on Form 10-K
        which was filed September 27, 1993)
10.21   Convertible Promissory Notes and Preferred Stock
        Purchase Agreement, dated as of July 16, 1992.
        (Incorporated by reference to Exhibit 10.24 to the
        Company's Annual Report on Form 10-K which was filed
        September 27, 1993)
10.22   Amendment to convertible Promissory Notes and
        Preferred Stock Purchase Agreement (Incorporated by
        reference to Exhibit 10.25 to the Company's Annual
        Report on Form 10-K which was filed September 27, 1993)
10.23   Form of Convertible Subordinated Debenture, due June
        30, 2002.  (Incorporated by reference to Exhibit 10.26
        to the Company's Annual Report on Form 10-K which was
        filed September 27, 1993)
Exhibit Description                                                  Page
  No.
10.24   Amendment to 8 1/2 % convertible Subordinated
        Debentures, due June 30, 2002. (Incorporated by reference to Exhibit 10.27 to the Company's Annual
        Report on Form 10-K which was filed September 27, 1993)
10.25   Confidential Resignation and Consulting Agreement and
        General Release of Claims between the Company and Gordon A. Campbell dated September 30, 1993.
        (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q which was filed November 15, 1993).
10.26   Agreement for Sale and Purchase of Assets between
        Techfarm, Inc. and Chips and Technologies, Inc., dated
        September 24, 1993.  (Incorporated by reference to
        Exhibit 10.26 to the Company's Quarterly Report on Form
        10Q which was filed November 15, 1993.)
10.27   Form of Nonqualified Stock Option Agreement for
        Outside Directors used in conjunction with the 1988
        Stock Option Plan for Outside Directors dated
        November 10, 1993.
10.28   Promissory Note to the Company from Lee Barker dated
        November 14, 1993.
10.29   Amendment to Loan Agreement between the Company and
        Silicon Valley Bank dated September 13, 1993
10.30   Amendment to Line of Credit Agreement between the
        Company and Bank of America dated September 1993.
        (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10K which was filed
        September 27, 1993.)