Form 10-K
period 1994-06-30
CHIPS & TECHNOLOGIES INC
filed 1994-09-22
CIK 767965

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         FOR THE FISCAL YEAR ENDED JUNE 30, 1994
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
         REQUIRED)

         FOR THE TRANSITION PERIOD FROM ____ TO _____

                         COMMISSION FILE NUMBER 0-15012

                          CHIPS AND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            77-0047943
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  2950 ZANKER ROAD, SAN JOSE CALIFORNIA                                95134
 (Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code (408) 434-0600

        Securities registered pursuant to Section 12(B) of the Act: NONE

          Securities registered pursuant to Section 12(G) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X        NO

Indicate by check mark if disclosure of delinquent Filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $67,550,240 as of August 15, 1994.

On August 15, 1994 there were 16,887,560 shares of Common Stock of the Company outstanding.

The Index to Exhibits is listed on pages 33 and 34 of this Annual Report on Form 10-K.

                      DOCUMENTS INCORPORATED BY REFERENCE
     (1) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on November 10, 1994, (the "Proxy Statement")

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Chips & Technologies, Inc., (the "Company" or "CHIPS") was incorporated as a California corporation in December 1984. The Company was subsequently reincorporated as a Delaware corporation in August 1986. The Company's initial public offering occurred in October 1986. The Company develops and markets very large scale integrated ("VLSI") circuits for the personal computing industry. The Company's products incorporate features and technology that allow its customers to rapidly design and introduce computing systems with compelling combinations of performance and functionality.

The Company's strategy is directed towards timely delivery of cost effective products for the market leaders in the personal computing industry. Throughout fiscal 1994, the Company targeted its efforts at the market leaders in the PC industry. These efforts have resulted in adoption of the Company's products by customers such as IBM, Apple Computer, Hewlett-Packard and NEC Technologies, among others.

The Company focuses its development efforts on the media and core logic portions of the marketplace. The Company's media products provide video functions that support major industry display standards such as VGA & SVGA and address both portable and desktop computing applications. Portable applications generally consist of notebook and sub-notebook computers. Desktop applications are characterized by the traditional CRT video display. The Company's core logic products provide the circuitry that implements the digital pathways of a personal computer and support industry standard bus and processor architectures such as ISA, VL and the X86 series of microprocessors. As part of its core logic portfolio, the Company also provides complementary devices that implement standard communications protocols through serial and parallel ports to allow the interface to the PC of peripheral devices such as disk drives, printers and modems.

During fiscal year 1994, the Company implemented the restructuring programs for which charges were taken in the fourth quarter fiscal 1993. The implementation of the restructuring plans resulted in the discontinuation and sale of 1) the Company's interest in the Russian joint venture operating its system business,
2) its networking business and 3) its future development of stand-alone multimedia technologies. As a result of the restructuring programs, the Company reduced headcount and expenses and consolidated its buildings at its corporate headquarters.

INDUSTRY OVERVIEW

The personal computing industry has rapidly expanded as system manufacturers have continued to provide increasing performance and functionality at lower prices. CHIPS was a pioneer in the development of the personal computing industry, providing many of the technical innovations that allowed the market for IBM-compatible architecture computers to prosper.

CHIPS was an early supplier of VLSI solutions, now called "chipsets", that allowed a variety of manufacturers to rapidly introduce cost effective personal computers compatible with the then emerging IBM AT industry standard architecture. This event simplified the design of the PC and allowed manufacturers to bring products to market without investing large amounts of internal resources in the development of significant portions of the PC electronics.

Many changes have occurred in the industry since its genesis in the 1980's. The majority of PC manufacturers now use independent suppliers to provide core logic and video VLSI solutions. Widespread adoption of this business model has created a large market opportunity that has attracted numerous competitors. The Company faces strong competitive forces in all its product areas and believes its future success will be based upon the following factors: delivery of products with compelling performance and functionality, rapid development and timely introduction of new products, maintenance of customer relationships with market leading PC manufacturers, obtaining sources of supply at competitive costs and access to advanced semiconductor process technologies. Due to the difficulty and uncertainty of attaining these objectives, no assurances can be made that the Company will be successful in its endeavors in any of these areas.

PRODUCT LINES

MEDIA PRODUCTS

The Company supplies VLSI circuit products that provide video display capabilities for CRT and flat panel displays. The Company's video display controllers are compatible with the IBM VGA graphics standard and support advanced modes such as SVGA that allow a greater number of colors to be displayed at higher levels of resolution. The Company further segregates its business into product families focused on portable display applications and desktop applications.

|_|  FLAT PANEL DISPLAY CONTROLLERS

The market for flat panel display controllers has grown rapidly as the popularity of portable computers has increased. The portable computing segment of the market is the fastest growing portion of the PC industry; and most industry projections estimate that portable computers will comprise an increasingly larger portion of total PC shipments. The most common portable computing devices are the notebook and sub-notebook computers. The majority of these devices use a built-in flat panel display. Advances in the portable computing industry have most recently revolved around improvements in display quality, power consumption and performance. Expected advances in portable computing suggest that portable PCs will eventually have performance and functionality equivalent to the traditional desktop PC.

The Company markets a family of flat panel display controllers that offer different combinations of features and performance to meet the varying requirements of portable PCs. The product family addresses key customer requirements with high component-level integration through the incorporation on chip of a RAMDAC ( random access memory digital-to-analog converter) and clock synthesizer, the support of color flat panel displays, low power consumption through 3.3 volt operation and, most recently, GUI acceleration capabilities built into the chip hardware. The Company is currently focusing on the integration of multimedia display functions in order to expand the capabilities of the product. The Company believes that portable computers are evolving into replacements for traditional desktop computers and that this transition will demand greater functionality from the flat panel display controller.

The Company's flat panel controller customers include major PC manufacturers and subcontract manufacturers of notebook and sub-notebook computers. The customer design-in process for a portable computer tends to span a longer period of time and be more complex than that of a desktop PC or peripheral. The Company supports its customers' design process by providing software such as video BIOS ( Basic I/O System ) and software drivers as well as system development and demonstration boards. The Company provides ongoing technical applications support throughout the customer's design and manufacturing process.

|_|  CRT DISPLAY CONTROLLERS

The introduction and overwhelming prevalence of Microsoft(R) Windows(TM) as a graphical user interface ("GUI") software environment for IBM-compatible PCs has driven changes in end user requirements for CRT display capabilities. The graphic features of the Windows environment have been embraced by computer users as an aid to productivity and ease of use. The graphically intensive nature of Windows software has placed additional demands on the electronics of the personal computer. Standard PC VGA graphics display controllers lack the ability to process the more extensive functions of the Windows interface. The computer's microprocessor is burdened with the additional requirement of processing Windows functions, leading to slower video image display and decreased user productivity. Certain companies recognized this deficiency and added hardware based video acceleration capabilities to the existing graphics display controller, resulting in faster video display processing for Windows and other GUI software applications. GUI accelerator CRT display controllers are the largest segment of the CRT display controller market and are expected to gain a larger share of the total CRT display controller market.

The Company introduced its first single chip GUI accelerator CRT display controller during fiscal 1994. These products offer customers a high performance solution at competitive system level costs through the incorporation in the chip of an innovative technology called XRAM Video Cache(TM) as well as RAMDAC and clock synthesizer circuitry. The Company plans to expand the product family to support emerging bus architectures such as Peripheral Component Interconnect ("PCI") , to utilize 64-bit internal architectures for increased performance and to incorporate multimedia features to address expanding computer user requirements.

The Company's customers for CRT display controllers include personal computer system manufacturers, add-in card makers and motherboard manufacturers. The customer design-in period for CRT display controllers is usually short. The Company supports the customer design process by providing schematics, complete board designs, BIOS system software, application software drivers and development and demonstration boards. The Company also provides ongoing technical support throughout the customers' design and manufacturing periods.

CORE LOGIC PRODUCTS

The primary functions of a personal computer are provided by a circuit board called the motherboard, which generally contains the microprocessor, memory, core logic and other peripheral control devices. The core logic devices control the transfer of digital data within the personal computer by managing the communications among the microprocessor, memory, system bus and peripherals. The microprocessor of an IBM-compatible PC is based on an "X86" architecture, commonly referred to by product family names such as 386, 486 or Pentium(TM). The system bus management function of the core logic device implements the protocols enabling compatibility with industry standard bus interfaces such as Industry Standard Architecture ("ISA"), Video Enhancement Standard Architecture ( "VESA") and Peripheral Component Interconnect ("PCI").

The Company's current core logic products consist of devices that support the range of 8086 to 486 processor families. These devices implement their core logic circuitry for the majority of applications in one or two chips. The Company maintains a family of products that complement its core logic devices and implement the peripheral functions on the motherboard, such as serial and parallel communication protocols and disk drive interface control. The Company's core logic products also include an innovative device that combines processor, core logic, graphics display controller and peripheral control functions on a single chip.

The Company is targeting its core logic development efforts in three areas. The first area is the expansion of support for new system bus and microprocessor architectures such as the PCI system bus and the Pentium processor. The second focuses on incorporation of power management technology into the core logic chip that will support the U.S. Government Energy Star guidelines for power consumption. The third involves the integration of communication and peripheral control functions into the core logic device. The Company's customers for core logic devices are primarily PC system manufacturers, motherboard manufacturers and subcontract manufacturers. Its customer base also includes, to a lesser degree, industrial and embedded control application customers. The design-in process for core logic devices is generally much shorter for desktop PCs than for portable PCs due to the simplicity of design and standardization of many of the physical design factors. The Company supports the design process by providing in most cases BIOS software, development and demonstration boards and in many cases schematics and complete board designs. The Company assists its customers throughout the design and manufacturing phases by providing technical applications and design support.

SALES & MARKETING

CHIPS markets and distributes its products through a combination of a direct sales organization, regional distributors and independent manufacturer representatives. In North America, the Company maintains direct sales offices in Georgia, Illinois and at its corporate headquarters in San Jose, California. Additional regional technical support staff operate in Massachusetts and Texas. International sales offices are maintained in Taiwan and the United Kingdom.

Sales to the Company's customers are usually made pursuant to specific purchase orders, which are cancelable or reschedulable within certain time frames, without significant penalty. The Company recognizes sales to all customers except domestic distributors upon shipment of the product. Revenue is recognized upon the distributor resale for the Company's domestic distributors. The Company's distributors are generally allowed to return to the Company a portion of the products purchased by them. The Company maintains reserves for such return allowances.

Sales efforts are focused on the customers' technical and management groups responsible for new system designs. The Company provides direct application engineering support to its customers during the evaluation, design and production stages of the customer's product cycle to assist the customer in the implementation of the Company's products.

The Company's products are utilized by a number of leading personal computer manufacturers including IBM, Apple Computer, AST Research, Dell Computer, NEC Technologies and Hewlett Packard. During fiscal 1994, there were no customers who accounted for more than 10% of the Company's total revenue. The Company is continuing to expand its customer base with key PC system manufacturers. However, the loss of a significant customer or a reduction in such customer's orders and sales could have a material adverse effect on the Company's results of operations.

Export sales were 56%, 48% and 67% of net sales for fiscal years 1994, 1993 & 1992, respectively. The proportion of export sales also reflects the strategy of certain PC system companies to manufacture or subcontract manufacture of their products in foreign countries. Export sales subject the Company to the exposures of international business, including government and foreign trade policies and local economic conditions.

MANUFACTURING

The majority of the Company's products are manufactured using 1.0 and 0.8 micron CMOS process technologies. The Company subcontracts to independent suppliers the manufacture of its products. This strategy enables the Company to avoid the large capital investment and overhead expense associated with a captive semiconductor fabrication facility. Accordingly, the Company can focus on what it believes are its core strengths, namely the design and marketing of its products.

Certain of the Company's vendors deliver fully assembled and tested finished goods products. In this case, CHIPS purchases finished goods meeting its predetermined specifications. Other vendors provide only the silicon wafers, after which the Company manages the process of assembly and testing through other independent vendors. CHIPS maintains specific quality assurance programs for all vendors and supplies its vendors with detailed semiconductor test programs to verify its products during manufacture. The Company also requires its vendors to manufacture to a detailed set of specifications and parameters prior to accepting delivery of any products from its suppliers. The Company believes it maintains good relationships with its subcontract vendors. The Company also attempts to develop alternate vendor sources for its high volume products to reduce the exposures caused by having a sole source for its products.

RESEARCH & DEVELOPMENT

The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts focus on the design of new products and the enhancement of existing ones that will help to maintain or increase the Company's participation in various product areas. At June 30, 1994, the Company had approximately 80 employees engaged in research and development. Spending for research and development during fiscal 1994, 1993 and 1992 was $11.8 million, $22.6 million and $45.7 million, respectively. The decreases in research and development spending from 1992 to 1994 reflect the impact of the Company's restructuring programs that discontinued development efforts on product lines the Company determined were not critical to its future product strategy.

COMPETITION

The markets for the Company's products are characterized by intense competition. The Company expects the level of competition to increase. Competitive factors in the Company's markets include product features, product performance, price, timeliness of new product introductions, quality and customer support. There can be no assurance that the Company will be able to compete effectively in these key areas and be successful relative to its competition. Advances by its competition in any of the areas mentioned may have a material adverse effect on the Company's results of operations.

The Company's competitors consist of both domestic and international companies. Some of these companies own semiconductor fabrication, assembly and test facilities, while others subcontract manufacturing in a way similar to CHIPS. Some competitors have significantly greater financial, technical, marketing, manufacturing and distribution resources than the Company. To the extent these competitors are able to utilize these resources effectively in competing against the Company, there could be an impact on the future operating results of the Company.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's revenues are directly affected by customer demand for its products. Customer demand fluctuates, sometimes dramatically, based on the customers' buildup of internal inventory, seasonal factors, and product transitions, among other things. While the Company makes every effort to be consistently informed of customers' expected demand for its products, customers do from time to time make unexpected changes in product purchasing forecasts and in existing orders. Customer rescheduling, reduction in quantities and cancellations of orders could have a material adverse impact on the Company's revenues and results of operations.

The largest portion of the Company's sales during fiscal 1994 was comprised of flat panel graphics controllers. The Company currently maintains a leading position in this market and anticipates its competition will aggressively price alternative solutions to attempt to capture market position. The Company anticipates revenues from core logic and CRT graphics controllers to increase if, as it expects, it gains additional customers and market share. The core logic and CRT graphics controller businesses tend to have lower gross margins. Therefore, to the extent that the proportion of the Company's revenue from CRT controllers and core logic devices increases and/or the Company encounters aggressive price competition for its flat panel controllers, gross margins achieved in fiscal 1994 may not be sustainable.

The Company believes it is critical to its success to be able to develop complex new products and introduce those products to the marketplace in a timely manner, and that customer design wins and favorable margins depend on the achievement of rapid time to market. In addition the Company must provide appropriate product features and functionality desired by its customers, have its products selected and designed into computer system products of leading personal computer manufacturers and obtain sources of supply for its products at competitive costs. There can be no assurance that the Company will be successful in achieving these goals. Should the Company not be successful in some or all of these areas, there would be a material adverse effect on the Company's results of operations.

The Company's current operating results are to a large degree influenced by its ability to obtain and maintain design wins for its products. Many of the Company's current customers are leading personal computer manufacturers or their subcontractors. The Company directs its sales, marketing, customer service and technical support efforts primarily at major personal computer system manufacturers and subcontract manufacturers. The competition for the design wins from such personal computer manufacturers is intense. To the extent that the Company is unable to retain existing designs or acquire new design wins for the Company's existing and future products, there could be a material adverse effect on the Company's results of operations.

The Company procures its integrated circuits from various domestic and international suppliers. The Company's reliance on subcontract vendors for manufacture of its products presents risks including the lack of guaranteed production capacity, delays in delivery, reduced control over production costs and restrictions on availability of certain advanced process technologies. Because most of the Company's production is met through subcontractors located throughout Asia, the Company is also subject to risks beyond its control related to international trade policies and political and economic changes in foreign governments. The Company currently has no commitments that are binding on these subcontractors beyond the period of outstanding purchase orders placed on these suppliers. The Company attempts to mitigate the risks associated with its subcontract vendors by maintaining favorable vendor relationships and developing alternate sources of supply for high volume products. However, there can be no assurances made that the Company will obtain sufficient timely supply of its products to meet customer demand. A disruption in supply, inability to obtain sufficient supply or restrictions on access to certain advanced semiconductor process technologies could have a materially adverse effect on the Company's operating results.

Because the Company uses subcontract vendors for the manufacture of its products, the Company must place orders with its suppliers far in advance of shipment to its end customers. The Company uses projections of future end customer shipments to determine inventory purchase requirements. The Company's products are subject to rapid technological change, intense competition and generally have short life cycles. These factors often are manifested in rapid increases or declines in product sales over a short period of time. The Company attempts to identify and react to anticipated changes quickly but due to the rapid rate of change, the Company may not be able to accurately forecast or react in a timely manner to changes in customer demand for its products. Future operating results could be adversely affected if the company is not able to anticipate its inventory supply requirements and as a result generates excess or insufficient product inventories.

The personal computer industry is subject to certain seasonal fluctuations. It is acknowledged within both the computer and semiconductor industries that sales and purchases may vary significantly within a particular quarterly or annual period. To the extent that seasonal fluctuations occur, they may cause volatility in operating results for a particular period and could have material effect on future operating results. Due to fluctuations in the Company's customers orders in a particular period, historical results of the Company may not be indicative of future operating results.

LICENSES, PATENTS AND TRADEMARKS

The Company attempts to protect its proprietary technology through the filing of patents and by the use of copyright, maskwork and trade secret protection and trademarks. The Company has been granted 59 patents covering various technical innovations. The Company also has 43 pending patent applications, including 2 in which a notice of allowance has issued. The Company intends to continue to build and protect its intellectual property portfolio.

The semiconductor industry is characterized by frequent litigation regarding patents and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company related to current and future products. In the event of such litigation, significant financial expense and diversion of key technical and management personnel resources could occur. Should there be an adverse result in any litigation proceeding, the Company could be required to expend significant resources to develop non-infringing technology, obtain licenses or provide financial compensation. The unfavorable outcome of litigation against the Company could have a materially adverse impact on the Company's results of operations.

BACKLOG

The Company participates in an industry that is subject to short order and shipment lead times. The Company's customers may change or cancel order and shipment schedules within certain periods with minimal penalties. In light of these factors, the Company does not consider backlog to be a reliable or meaningful indicator of the Company's operating results.

EMPLOYEES

As of June 30, 1994 the Company had 184 employees, of whom 80 were engaged in research and development, 56 in marketing and sales, 28 in manufacturing and 20 in administration and finance. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. None of the Company's employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located at 2950 Zanker Road in San Jose, California. The Company owns the land and the 170,000 square foot building on the site. The Company also owns two adjacent undeveloped lots located at 2833 and 2841 Zanker Road in San Jose, California.

The Company leases office space for its regional direct sales offices domestically in Georgia and Illinois and internationally in Taiwan and the United Kingdom.

During fiscal 1994, the Company vacated three leased office facilities near its corporate headquarters as part of its previously announced restructuring program. The termination and settlement of the building lease agreements were achieved during the first quarter of fiscal 1994.

The Company believes its facilities to be fully utilized and adequate for the Company's current operations. However, future changes in the Company and its personnel needs may affect the adequacy of the current facilities.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

James F. Stafford                  50      President and Chief Executive Officer

Keith A. Angelo                    38      Vice President, Marketing

Lee J. Barker                      49      Vice President, Operations

Timothy R. Christoffersen          52      Vice President, Finance and Chief
                                            Financial Officer

Richard E. Christopher             47      Vice President, Sales

Scott E. Cutler                    42      Vice President, Software Technology

Morris E. Jones, Jr.               42      Senior Vice President and Chief
                                            Technical Officer

Lawrence A. Roffelsen              49      Vice President, Engineering

Jeffery Anne Tatum                 44      Vice President and General Counsel


Mr. Stafford was elected to the Board of Directors on August 6, 1993 and was named President and Chief Executive Officer on July 28, 1993. Previously he had served as Senior Vice President and Chief Operating Officer from January 1992 to July 1993, as Senior Vice President, Product Line Operations from February 1990 to January 1992, as Vice President, Product Line Operations from July 1989 to February 1990, as Vice President, Operations from December 1985 to July 1989 and as Director of Operations from January 1985 to December 1985. From February 1981 to December 1984, he served as Director of Materials at Seeq Technology, Inc.

Mr. Angelo was promoted to Vice President, Marketing in November, 1992. Previously, Mr. Angelo had served as General Manager, Media Group, from April 1992 to November 1992, as Director of Marketing from January 1991 to April 1992, as Marketing Manager from January 1989 to January 1991 and as Product Manager in the Graphics group from October 1987 to January 1989. Prior to joining the Company, Mr. Angelo spent four years at Intel Corporation in various marketing positions in the Peripheral Component Group. Prior to joining Intel, Mr. Angelo worked for a year at Randtronics.

Mr. Barker has served as Vice President, Operations since July 1992. Prior to joining the Company, he was self employed for twelve years as a manufacturer of electronic scoreboards and a supplier of raw materials to the sign industry. From 1975 to 1979, Mr. Barker was the Corporate Director of Material for Excel Industries.

Mr. Christoffersen has served as Chief Financial Officer since January 1994. Prior to joining the Company, Mr. Christoffersen spent two years with Resonex Inc., as Executive Vice President, Director, Chief Financial Officer, and later Chief Operating Officer. Prior to joining Resonex, he spent 9 years with several subsidiaries of Ford Motor Company in various managerial and financial positions.

Mr.  Christopher has served as Vice  President,  Sales,  since July,  1992.
Prior to joining the Company, Mr. Christopher spent twelve years at Fujitsu Microelectronics where he became Senior Vice President and General Manager. Prior to joining Fujitsu Microelectronics, Mr. Christopher spent two years at Harris Semiconductor as the Central Area Sales Manager. Prior to joining Harris Semiconductor, Mr. Christopher served in various sales and marketing positions at Fairchild Semiconductor.

Mr. Cutler has served as Vice President, Software Technology, since March, 1990. Prior to joining the Company, Mr. Cutler spent six years at Tandy Computers as Vice President, Software Design, and in various software managerial positions. Prior to joining Tandy Computers, Mr. Cutler spent eight years at General

Electric in its Corporate Research and Development laboratory in various managerial and technical positions.

Mr. Jones, Jr. is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since February 1990, as Vice President, Advanced Products and Chief Technical Officer from January 1989 to February 1990, as Chief Technical Officer from March 1987 to January 1989, as Vice President, Computer Aided Engineering from December 1985 to March 1987, and as Director of Computer Aided Engineering from December 1984 to December 1985. From August 1984 to December 1984, he served as Manager of Computer Aided Engineering at Seeq Technology, Inc. From May 1978 to August 1984, he served as Principal Engineer at Amdahl Corporation, a mainframe computer manufacturer.

Mr. Roffelsen has served as Vice President, Engineering since November 1992. Prior to joining the Company, he spent three years at Fujitsu Microelectronics, Inc., where he served most recently as Vice President, ASIC Operations. Prior to joining Fujitsu, he spent ten years with ITT Aerospace/Optical Division where he served in several managerial positions.

Ms. Tatum has served as Vice President and General Counsel since July, 1994. She previously served as General Counsel from August, 1993 to July 1994, and as Assistant General Counsel from February 1992 to August 1993. Prior to joining the Company, she was a partner of the law firms of Seyfarth, Shaw, Fairweather and Geraldson from 1990 to 1992, and of Adams, Duque and Hazeltine from 1985 to 1989.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY & RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock has been traded in the over-the-counter market under the symbol "CHPS" since October 8, 1986 and on the NASDAQ National Market System since October 21, 1986. The following table sets forth high and low closing sale prices for the Common Stock as reported by National Quotation Bureau, Inc.

                           Fiscal 1994                      Fiscal 1993
                     High              Low            High             Low
- -------------------------------------------------------------------------------
First Quarter        $6.00            $3.75           $6.75           $3.25
Second Quarter        6.95             4.875           5.375           3.50
Third Quarter         7.375            5.00            5.125           3.125
Fourth Quarter        5.75             3.75            4.50            2.875
- -------------------------------------------------------------------------------

The Company's present policy is to reinvest earnings in future operations. The Company has not paid and does not anticipate paying cash dividends in the foreseeable future. At July 31, 1994 there were 16,887,560 shares of Common Stock outstanding, held by approximately 1,184 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
                                                                                    SELECTED DATA
                                                         In thousands except per share amounts     Year ended June 30,
                                                            1994          1993          1992         1991         1990
                                                           --------------------------------------------------------------
Net sales                                                    $73,444       $97,874     $141,106     $225,088     $293,401
Gross margin                                                  26,480        24,725       16,961       82,496      132,256
Income (loss) from operations                                (1,077)      (52,654)     (84,676)     (19,093)       40,505
Net income (loss)                                              2,714      (49,055)     (63,873)      (9,624)       29,298
Net income (loss) per share                                     0.16        (3.13)       (4.46)       (0.71)         1.88
Total assets                                                  54,620        64,806      118,872      158,521      201,754
Long-term capital lease and notes payable                      1,019         1,009        3,835        6,841        8,575
Convertible debentures                                         7,910         7,910           -            -            -
Stockholders' equity                                          26,327        19,677       65,327      114,459      133,966



QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                                                       Three months ended
                                                         ----------------------------------------------------
In thousands except per share amounts                     June 30,     March 31,      Dec. 31,    Sept. 30,
                                                            1994          1994          1993         1993
                                                         ----------------------------------------------------
Net sales                                                    $15,393       $14,442      $22,438      $21,171
Gross margin                                                   4,871         5,173        8,378        8,058
Restructuring charges (recovery)                                  -          (372)           -            -
Income (loss) from operations                                  (971)         (909)          791           12
Net income                                                     1,525           147          720          322
Net income per share                                            0.09          0.01         0.04         0.02


                                                                        Three months ended
                                                         ----------------------------------------------------
                                                          June 30,     March 31,     Dec. 31,     Sept. 30,
                                                            1993          1993          1992         1992
                                                         ----------------------------------------------------
Net sales                                                    $21,530       $21,611      $28,415      $26,318
Gross margin                                                   7,411         6,494        3,050        7,770
Restructuring charges                                          6,233            -        17,038           -
Loss from operations                                         (9,528)       (4,124)     (28,883)     (10,119)
Net loss                                                     (9,353)       (4,093)     (25,883)      (9,726)
Net loss per share                                            (0.59)        (0.26)       (1.67)       (0.63)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's net income for fiscal 1994 was $2.7 million or $0.16 per share. Net income for fiscal 1994 includes a reduction in previously provided taxes of $2.2 million related to the resolution of various tax matters. The Company's operating loss for fiscal 1994 was $1.1 million. During fiscal 1994, the Company made substantial progress in implementing the restructuring programs begun in fiscal 1993. The Company achieved operating cost reductions and focused on its strategic business areas through the implementation of restructuring programs, including building consolidations and the discontinuation of certain product lines that were inconsistent with the Company's strategic plans.

NET SALES

Net sales for fiscal 1994 were $73.4 million, a decrease from sales of $97.9 million in fiscal 1993 and $141.1 million in fiscal 1992. Net sales declined in fiscal 1994 as compared to fiscal 1993 due to discontinuation of the Company's systems business and a reduction in the unit sales volume of mature core logic and processor products. This decline was partially offset by an increase in unit sales volume of graphics products during fiscal 1994. The net sales decline in fiscal 1993, compared to fiscal 1992, was primarily due to a reduction in both unit volumes and average selling prices for the Company's products, particularly core logic devices. The majority of the Company's sales are derived from graphics controller products. The Company has targeted its sales and marketing efforts at major PC manufacturers and has obtained numerous design wins from these customers. The Company believes it is positioned favorably to capitalize on the increasing consolidation within the PC industry as major PC manufacturers increase their market share and influence within the PC market.

Export sales are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales were 56%, 48% and 67% of net sales for fiscal years 1994, 1993 and 1992, respectively. Sales to foreign customers are denominated in US dollars. During fiscal 1994 and 1993 there were no customers who accounted for greater than 10% of the Company's sales. During fiscal 1992, two of the Company's distributors, Gain Tune, Ltd. and Ally, Inc./Creative Model Ltd. accounted for 15% and 11%, respectively, of the Company's sales.

GROSS MARGIN

The gross margin percentage was approximately 36% in fiscal 1994 compared to 25% in fiscal 1993 and 12% in fiscal 1992. Gross margins have improved in fiscal 1994 as the Company's mix of product shifted favorably towards a greater proportion of flat panel graphics controllers. Other factors causing the improvement in gross margins in fiscal 1994 as compared to fiscal 1993 are reduced manufacturing costs and lower inventory obsolescence. Gross margins improved in fiscal 1993 compared to fiscal 1992 primarily from a reduction in inventory obsolescence.

RESEARCH AND DEVELOPMENT EXPENSES

R&D expenses were $11.8 million, $22.6 million and $45.7 million in fiscal years 1994, 1993 and 1992, respectively. R&D expenditures have decreased each year generally as a result of restructuring programs to implement the Company's focus on fewer key product areas. The decrease in fiscal 1994 from fiscal 1993 and the decrease in fiscal 1993 from fiscal 1992 are primarily attributable to lower headcount and fewer and more focused product development projects. During the first quarter of fiscal 1994, the Company discontinued its systems and networking businesses as well as future development of stand-alone multi-media products. During fiscal 1993, the Company discontinued its stand-alone microprocessor and multi-processor product development.

SALES & MARKETING EXPENSES

Sales and Marketing expenses were $10.9 million in fiscal 1994, $20.2 million in fiscal 1993 and $31.9 million in fiscal 1992. The decline in Sales & Marketing expenses in fiscal 1994 as compared to fiscal 1993 is primarily due to reduction in headcount costs as a result of the Company's strategy of targeting major PC system manufacturers and restructuring to focus on core product technologies. The decline from fiscal 1993 to fiscal 1992 is due mainly to reductions in headcount expenses and sales commissions resulting from lower revenue levels.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses were $5.2 million, $11.3 million and $14.9 million in fiscal years 1994, 1993 and 1992 respectively. The reduction in expenses in fiscal 1994 compared to fiscal 1993 is due to reductions in headcount and outside legal services. G&A expenses decreased in fiscal 1993 compared to fiscal 1992 primarily from lower outside legal fees resulting from reduced litigation activity.

RESTRUCTURING COSTS

Restructuring costs of $23.3 million and $9.1 million were recorded in fiscal 1993 and 1992, respectively. These restructuring charges related to reserves for discontinuation of certain product lines, facility consolidations and employee severance as well as reductions in the value of goodwill and purchased technology. In fiscal 1994, the Company received the first of four scheduled payments of $0.4 million against a note receivable recorded in respect of the sale of the Company's discontinued product lines consisting of its system business, networking products and future development of stand-alone multimedia products. The carrying value of these discontinued product lines was reserved as part of the restructuring charge recorded in fiscal 1993. The Company maintains no influence or control over the operations of the divested businesses and technologies and no assurances can be made that future payments will be received in respect of the note receivable. Accordingly, the Company records income on the sale of these product lines as cash is collected on the note. The Company believes that its remaining restructuring reserve is adequate for completion of its restructuring programs, which are required primarily to cover the final costs related to the consolidation of operations. However, there can be no assurance that the Company will not need additional restructuring provisions in the future.

INTEREST INCOME (EXPENSE) NET AND OTHER INCOME (EXPENSE) NET

Other income including interest income was $1.7 million in fiscal 1994 compared to income of $3.6 million in fiscal 1993 and $0.9 million in fiscal 1992. Fiscal 1994 other income includes $0.9 million from the sale of investments. Fiscal 1993 other income consisted mainly of cash received in settlement of litigation.

INCOME TAXES

In the fourth quarter fiscal 1994, the Company resolved a number of tax issues and as a result, recorded a tax benefit of $2.2 million related to taxes which were previously provided for these issues. The Company recorded no tax benefit in fiscal 1993 compared to a tax benefit of $19.9 million in fiscal 1992. Financial Accounting Standard No. 109 "Accounting for Income Taxes," has been applied for all periods presented and a valuation allowance has been established for any deferred tax assets for which realization is not reasonably assured.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1994, $6.7 million of cash, cash equivalents and short term investments were used in the operating, financing and investing activities of the Company, compared to generation of $5.0 million in fiscal 1993 and usage of $23.4 million in fiscal 1992. The usage of cash in fiscal 1994 is primarily the result of execution of the restructuring plans announced in early fiscal 1994, consisting of payments made for settlement of lease obligations and employee severance. During fiscal 1993, $6.6 million of cash was generated mainly due to the receipt of a federal tax refund of $28.3 million and proceeds of a subordinated debt offering of $10.3 million, offset by cash consumed by operations.

Cash, cash equivalents and short term investments were $22.5 million at June 30, 1994, a decrease of $6.7 million, compared to $29.2 million at June 30, 1993. For the same periods, accounts receivable increased $1.5 million and inventory increased $0.6 million while current liabilities decreased $16.8 million. Accounts receivable increased mainly from increased sales at the end of the fourth quarter of fiscal 1994 as compared to fiscal 1993. Inventory increases were due to the higher levels of inventory maintained for flat panel graphics controller products. The decrease in current liabilities was largely due to the payout of accrued restructuring costs and the reduction of accrued tax liabilities.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has two line of credit agreements allowing borrowing up to $13.0 million at the bank reference rates. Both agreements expire in October 1995 and there were no borrowings outstanding against these lines at June 30, 1994 and June 30, 1993. The existing line of credit agreements require that the Company meet certain covenants related to financial performance and condition. The Company also anticipates obtaining additional credit facilities for the purpose of financing certain capital equipment purchases. Based on current levels of working capital and available borrowing capacity, the Company believes that its present capital resources are sufficient to meet its needs for the next fiscal year.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company anticipates its sales increasing sequentially over the first and second quarters. The Company's revenues are directly affected by customer demand for its products. Customer demand fluctuates, sometimes dramatically, based on the customers' buildup of internal inventory, seasonal factors, and product transitions, among other things. While the Company makes every effort to be consistently informed of customers' expected demand for its products, customers do from time to time make unexpected changes in product purchasing forecasts and in existing orders. Customer rescheduling, reduction in quantities and cancellations of orders could have a material adverse impact on the Company's revenues and results of operations.

The largest portion of the Company's sales during fiscal 1994 was comprised of flat panel graphics controllers. The Company currently maintains a leading position in this market and anticipates its competition will aggressively price alternative solutions to attempt to capture market position. The Company anticipates revenues from core logic and CRT graphics controllers to increase if, as it expects, it gains additional customers and market share. The core logic and CRT graphics controller businesses tend to have lower gross margins. Therefore, to the extent that the proportion of the Company's revenue from CRT controllers and core logic devices increases and/or the Company encounters aggressive price competition for its flat panel controllers, gross margins achieved in fiscal 1994 may not be sustainable. The Company anticipates its future operating expenses, including research and development expenses, will increase in absolute amounts as compared to fiscal 1994. However, the Company believes the rate of increase will be smaller than the rate of revenue growth.

The Company believes it is critical to its success to be able to develop complex new products and introduce those products to the marketplace in a timely manner, and that customer design wins and favorable margins depend on the achievement of rapid time to market. In addition the Company must provide appropriate product features and functionality desired by its customers, have its products selected and designed into computer system products of leading personal computer manufacturers and obtain sources of supply for its products at competitive costs. There can be no assurance that the Company will be successful in achieving these goals. Should the Company not be successful in some or all of these areas, there would be a material adverse effect on the Company's results of operations.

The Company's current operating results are to a large degree influenced by its ability to obtain and maintain design wins for its products. Many of the Company's current customers are leading personal computer manufacturers or their subcontractors. The Company directs its sales, marketing, customer service and technical support efforts primarily at major personal computer system manufacturers and subcontract manufacturers. The competition for the design wins from such personal computer manufacturers is intense. To the extent that the Company is unable to retain existing designs or acquire new design wins for the Company's existing and future products, there could be a material adverse effect on the Company's results of operations.

The Company procures its integrated circuits from various domestic and international suppliers. The Company's reliance on subcontract vendors for manufacture of its products presents risks including the lack of guaranteed production capacity, delays in delivery, reduced control over production costs and restrictions on availability of certain advanced process technologies. Because most of the Company's production is met through subcontractors located throughout Asia, the Company is also subject to risks beyond its control related to international trade policies and political and economic changes in foreign governments. The Company currently has no commitments that are binding on these subcontractors beyond the period of outstanding purchase orders placed on these suppliers. The Company attempts to mitigate the risks associated with its subcontract vendors by maintaining favorable vendor relationships and developing alternate sources of supply for high volume products. However, there can be no assurances made that the Company will obtain sufficient timely supply of its products to meet customer demand. A disruption in supply, inability to obtain sufficient supply or restrictions on access to certain advanced semiconductor process technologies could have a materially adverse effect on the Company's operating results.

Because the Company uses subcontract vendors for the manufacture of its products, the Company must place orders with its suppliers far in advance of shipment to its end customers. The Company uses projections of future end customer shipments to determine inventory purchase requirements. The Company's products are subject to rapid technological change, intense competition and generally have short life cycles. These factors often are manifested in rapid increases or declines in product sales over a short period of time. The Company attempts to identify and react to anticipated changes quickly but due to the rapid rate of change, the Company may not be able to accurately forecast or react in a timely manner to changes in customer demand for its products. Future operating results could be adversely affected if the company is not able to anticipate its inventory supply requirements and as a result generates excess or insufficient product inventories.

The personal computer industry is subject to certain seasonal fluctuations. It is acknowledged within both the computer and semiconductor industries that sales and purchases may vary significantly within a particular quarterly or annual period. To the extent that seasonal fluctuations occur, they may cause volatility in operating results for a particular period and could have material effect on future operating results. Due to fluctuations in the Company's customers orders in a particular period, historical results of the Company may not be indicative of future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Accountants                                             17
Consolidated Statements of Operations for the three year period ending
  June 30, 1994                                                               18
Consolidated Balance Sheets for the two year period ending June 30, 1994 19 Consolidated Statements of Cash Flow for the three year period ending
  June 30, 1994                                                               20
Consolidated Statements of Stockholders Equity for the three year period
  ending June 30, 1994                                                        21
Notes to Consolidated Financial Statements                                 22-27
Report of Independent  Accountants on Financial Statement Schedules           29

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chips and Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flow present fairly, in all material respects, the financial position of Chips and Technologies, Inc. and its subsidiaries at June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICE WATERHOUSE LLP
- --------------------------
Price Waterhouse LLP
San Jose, California

July 21, 1994

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Year ended June 30,
In thousands except per share amounts                                    1994               1993             1992
                                                                       --------------------------------------------
Net sales                                                               $73,444            $97,874         $141,106

Cost of sales and other manufacturing expenses                           46,964             73,149          124,145
                                                                       --------------------------------------------
Gross margin                                                             26,480             24,725           16,961

Operating expenses

    Research and development                                             11,793             22,633           45,739
    Marketing and selling                                                10,946             20,164           31,901
    General and administrative                                            5,190             11,311           14,866
    Restructuring costs                                                   (372)             23,271            9,131
                                                                       --------------------------------------------
Total operating expenses                                                 27,557             77,379          101,637

Loss from operations                                                    (1,077)           (52,654)         (84,676)
Interest income and other, net                                            1,735              3,599              916
                                                                       --------------------------------------------
Income (loss) before taxes                                                  658           (49,055)         (83,760)

Benefit for income taxes                                                  2,056                  0           19,887
                                                                       --------------------------------------------
Net Income (loss)                                                        $2,714          ($49,055)        ($63,873)
                                                                       ============================================
Net income (loss)  per share                                              $0.16            ($3.13)          ($4.46)
                                                                       ============================================
Weighted average number of common shares and
dilutive share equivalents outstanding                                   16,623             15,650           14,332
                                                                       ============================================

See accompanying notes to consolidated financial statements

                                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,

Dollars in thousands except share amounts                                         1994                 1993
                                                                       ============================================
Assets
Current assets:
      Cash and cash equivalents                                                      $17,372              $20,742
      Short-term investments                                                           5,171                8,436
      Accounts receivable, net of allowance for
      doubtful accounts of $1,269 and $1,463, respectively                            11,757               10,287
      Inventory                                                                        5,845                5,244
      Prepaid and other assets                                                         3,100                5,401
                                                                       --------------------------------------------
Total current assets                                                                  43,245               50,110
Property and equipment, net                                                           10,325               13,059
Other assets                                                                           1,050                1,637
                                                                       --------------------------------------------
Total  assets                                                                        $54,620              $64,806
                                                                       ============================================

Liabilities and Stockholders' Equity
Current liabilities:

      Accounts payable                                                                $7,081               $6,889
      Current capital lease obligations                                                  571                3,410
      Accrued compensation                                                             1,567                1,724
      Accrued liabilities to manufacturers representatives                             2,209                2,218
      Other accrued liabilities                                                        4,733                6,613
      Deferred gross profit                                                            1,661                1,581
      Accrued restructuring costs                                                      1,542               13,775
                                                                       --------------------------------------------
Total current liabilities                                                             19,364               36,210
Long-term capital lease obligations                                                      100                1,009
Noncurrent notes payable                                                                 919                    0
Convertible debentures                                                                 7,910                7,910
                                                                       --------------------------------------------
Total liabilities                                                                     28,293               45,129
                                                                       ============================================

Commitments (Note 3)
Stockholders' equity:

      Convertible preferred stock, $.01 par value; 5,000,000 shares

      authorized; 123,000 shares issued and outstanding                                    1                    1
      Common stock, $.01 par value; 100,000,000 shares authorized;
      16,881,000 and 16,074,000 shares issued                                            169                  160
      Capital in excess of par value                                                  59,222               55,329
      Notes receivable from officers                                                       0                 (34)
      Retained deficit                                                              (33,065)             (35,779)
                                                                       --------------------------------------------
Total stockholders' equity                                                            26,327               19,677

                                                                       --------------------------------------------
Total liabilities & stockholders' equity                                             $54,620              $64,806
                                                                       ============================================

See accompanying notes to consolidated financial statements


                                        CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                     Year ended June 30,

In thousands                                                                1994             1993           1992
                                                                       ----------------------------------------------
Cash flows from operating activities:

Net Income (loss)                                                             $2,714        ($49,055)      ($63,873)

Adjustments to cash provided by (used for) operating activities:

  Depreciation and amortization                                                3,414            8,553         12,169
  Provision for losses on accounts receivable                                    676            1,079            457
  Provision for losses on inventory                                            1,228            9,242         24,011
  (Gain) loss on sale of fixed assets and investment                           (956)               50          (294)
  Other                                                                          (1)              106            294
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (1,583)           11,481         10,642
    Inventory                                                                (2,734)              481        (7,120)
    Income taxes refundable                                                        0           28,261       (19,983)
    Accounts payable                                                             139         (12,782)          3,585
    Other assets and liabilities                                               (517)         (11,368)          5,247
    Accrued restructuring costs                                             (10,749)           23,271          9,131
                                                                       ----------------------------------------------
Net cash provided by (used for) operating activities                         (8,369)            9,319       (25,734)
                                                                       ----------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                       (1,672)            (718)        (2,503)
  Sale (Purchase) of short-term investments                                    3,265          (8,436)              0
  Proceeds from sale of investments and fixed assets                           3,473            1,067            419
                                                                       ----------------------------------------------
Net cash provided by (used for) investing activities                           5,066          (8,087)        (2,084)
                                                                       ----------------------------------------------

Cash flows from financing activities:
  Principal payments for capital lease obligations                           (3,748)          (5,656)        (7,418)
  Proceeds from issuance of subordinated debt                                      0           10,280              0
  Proceeds from issuance of stock                                              3,646              697          4,538
  Treasury stock issued                                                            0                0          7,126
  Repayments of officer loans                                                     35               14            144
                                                                       ----------------------------------------------
Net cash provided by (used for) financing activities                            (67)            5,335          4,390
                                                                       ----------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (3,370)            6,567       (23,428)
Cash and cash equivalents at beginning of year                                20,742           14,175         37,603
                                                                       ----------------------------------------------
Cash and cash equivalents at end of year                                     $17,372          $20,742        $14,175
                                                                       ==============================================

Supplemental cash flow information: Cash paid during the period for:

   Interest                                                                   $1,002           $1,638         $1,512
   Income taxes                                                                   39              247          1,319
Tax benefit related to shares purchased under option                               0                0          2,639
Additions under capital lease obligations                                          0              781          3,140

See accompanying notes to consolidated financial statements


                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

In thousands

                                       CONVERTIBLE       COMMON     CAPITAL IN      TREASURY          NOTES
                                        PREFERRED        STOCK       EXCESS OF        STOCK        RECEIVABLE
                                                PAR            PAR   PAR VALUE                        FROM      RETAINED
                                       SHARES  VALUE  SHARES  VALUE              SHARES    COST     OFFICERS    EARNINGS   TOTAL
                                       -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1991                  -        $0  14,721  $147      $44,681  1,277  ($11,226)     ($392)    $81,249 $114,459

SHARES OF COMMON ISSUED UPON
   EXERCISE OF:
     OPTIONS, PLUS ACCRUED INTEREST                       656      6       3,601 (1,104)     9,302       (24)    (3,250)    9,635
     EMPLOYEE STOCK PURCHASE PLAN                         156      2         929  (173)      1,924                 (850)    2,005
REPAYMENT OF LOANS FROM OFFICERS                                                                          144                 144
COMPENSATION RELATED TO
     NON-QUALIFIED STOCK OPTIONS
     NET OF UNEARNED PROTON
     OF $250                                                                 318                                              318
TAX BENEFIT RELATED TO SHARES

     PURCHASED UNDER OPTION                                                2,639                                            2,639
NET LOSS FOR THE YEAR                                                                                           (63,873)  (63,873)
                                       -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1992                 -          0  15,533   155       52,168      0          0      (272)     13,276   65,327

SHARES OF COMMON ISSUED UPON
   EXERCISE OF:

     OPTIONS, PLUS ACCRUED INTEREST                       12                  58                         (24)                  34
     EMPLOYEE STOCK PURCHASE PLAN                        141       1         506                                              507
REPAYMENT OF LOANS FROM OFFICERS                                                                          262                 262
COMMON STOCK WARRANTS                                                        102                                              102
CONVERSION OF CONVERTIBLE
     SUBORDINATED DEBENTURES INTO
     SERIES A PREFERRED STOCK             511       5                      2,365                                           2,370
CONVERSION OF SERIES A PREFERRED
     STOCK INTO COMMON STOCK            (388)     (4)     388     4
COMPENSATION RELATED TO
     NON-QUALIFIED STOCK OPTIONS                                             130                                              130
NET LOSS FOR THE YEAR                                                                                           (49,055)  (49,055)
                                       -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1993                  123       1  16,074   160       55,329      0          0       (34)   (35,779)   19,677

SHARES OF COMMON ISSUED UPON                                                                                                    0
   EXERCISE OF:                                                                                                                 0
     OPTIONS, PLUS ACCRUED INTEREST                       701     7        3,426                                            3,433
     EMPLOYEE STOCK PURCHASE PLAN                          56     1          211                                              213
     SHARES ISSUED FOR BUILDING                                                                                                 0
     LEASE SETTLEMENT                                      50     1          256                                              256
REPAYMENT OF LOANS FROM OFFICERS                                                                           34                  34
NET INCOME FOR THE YEAR                                                                                            2,714    2,714
                                       -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                  123      $1  16,881  $169      $59,222      -        $ -        $ -  ($33,065)  $26,327
                                       ===========================================================================================

See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS Chips and Technologies, Inc. (the "Company") develops and markets very large scale integrated ("VLSI") circuits for the personal computer industry. The Company was incorporated in California in December 1984 and was reincorporated in Delaware in August 1986. The Company's principal operations are conducted in the United States.

Export sales, principally to Asia, are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales were 56%, 48% and 67% of net sales for fiscal years 1994, 1993 and 1992, respectively. Foreign currency transaction gains and losses are included in results of operations and were not significant in the periods presented.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers all highly liquid debt instruments with maturities of three or fewer months at the time of purchase to be cash equivalents. Cash equivalents and Short-term investments consist primarily of commercial paper and government obligations and are recorded at cost, which approximates market value. The Company's financial instruments are with high quality investments and institutions. This diversification of risk is consistent with company policy to maintain liquidity and ensure the safety of principal. Cash equivalents of $0.3 million are pledged against certain equipment leases and have restrictions as to usage. The Company will adopt Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments Debt and Equity Securities" (FAS 115) beginning in fiscal 1995. Adoption of FAS 115 is not expected to have a material effect on the Company's consolidated financial statements.

INVENTORY Inventory, comprising finished goods, is stated at the lower of cost or market. Cost is determined based on acquisition cost utilizing the first-in, first-out method and appropriate reserves are established for slow moving and discontinued products.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is computed using the straight-line method with estimated useful life of three to five years for furniture and equipment; five to 30 years for building and improvements. Equipment under capitalized leases is amortized over its useful life.

REVENUE RECOGNITION Revenue from product sales to customers other than domestic distributors is recognized upon shipment and reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. The Company defers recognition of revenue and related gross margin on sales to domestic distributors until the product is sold by these distributors.

NET INCOME (LOSS) PER SHARE Net income (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods.

INCOME TAXES Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and the amounts reported for financial reporting purposes, for all periods presented.

CONCENTRATION OF CREDIT RISK The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's credit evaluation process, relatively short collection terms, distributor agreements, and the geographical dispersion of sales.

NOTE 2   PROPERTY & EQUIPMENT :

                                                         Year Ended June 30,
                                                        1994            1993
                                                      --------------------------
Computers                                              $8,541          $19,750
Furniture & Equipment                                   8,173           14,193
Purchased Computer Software                             9,138            8,901
Building & Building Improvements                        5,196            5,100
Land                                                    2,909            2,909
Leasehold Improvements                                    210              443
                                                      --------------------------
                                                       34,167           51,296
Accumulated Depreciation & Amortization               (23,842)         (38,237)
                                                      --------------------------
Property and Equipment Net                            $10,325          $13,059
                                                      ==========================


At June 30, 1994 and June 30, 1993 assets under capitalized leases (Note 3) had values of $2.1 million and $14.9 million, respectively, less accumulated amortization of $1.8 million and $10.2 million, respectively. Amortization of equipment under capitalized leases is included as part of depreciation and amortization expense.

NOTE 3   COMMITMENTS AND CONTINGENCIES:

The Company leases certain property and equipment under capital leases and various other equipment under non-cancelable operating leases. The Company has future minimum lease payments under capital leases of $725,000 due through 1996 and payments under operating leases of $231,000 due through 1999. The present value of the capital lease obligations aggregates to $671,000 of which $571,000 is due within 12 months. Rent expense for operating leases totaled $0.5 million, $2.8 million and $4.0 million for the fiscal years ended 1994, 1993 and 1992, respectively.

On September 16, 1993, the company entered into a settlement agreement to terminate the long-term leases for the buildings previously occupied at the Company's headquarters. (See note 8)

The Company has two line of credit agreements allowing borrowing up to $13.0 million at the bank reference rates. Both agreements expire in October 1995 and there were no borrowings outstanding against these lines at June 30, 1994. The Company has outstanding standby letters of credit of $2.3 million securing inventory purchases with certain vendors.

NOTE 4   SUBORDINATED DEBENTURES:

On July 16, 1992, the Company issued $10.3 million of 8.5% Convertible Promissory Notes (the "Notes") due June 30, 1997. In May 1993, the principal amount of $2.4 million of the Notes was converted into 510,776 shares of Series A Convertible Preferred Stock (the "Preferred") of which 387,931 shares were immediately converted into the same number of shares of common stock. The remaining principal amount of $7.9 million of the Notes was converted into 8.5% Convertible Subordinated Debentures due June 30, 2002 (the "Debentures"). Interest on the Debentures is payable semiannually. The principal amount is convertible into common stock at $5.70 per share. The Company has the right to redeem the Debentures beginning June 30, 1995. However, the Company may be required by the holders to redeem the Debentures prior to June 30, 1995 if the Company does not satisfy certain conditions during a merger, consolidation, or sale of substantially all of its assets or if the Company does not meet certain net worth covenants. The Debentures are subordinated to the Company's capitalized lease obligations, trade credit and any indebtedness resulting from utilization of any lines of credit with commercial lenders. The Company has reserved 2.2 million shares of common stock for issuance upon conversion of the Debentures.

NOTE 5   EMPLOYEE BENEFIT PLANS:

QUALIFIED INVESTMENT PLAN

In January 1987, the Company adopted a Section 401(k) Plan (the Plan) which allows participants to contribute up to 15% of eligible earnings to the Plan. The Plan permits discretionary matching contributions by the Company on behalf of the participant. Matching contributions were made by the Company and amounted to $32,000, $91,000 and $313,000 in fiscal 1994, fiscal 1993 and fiscal 1992, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company has reserved 1.5 million shares of common stock for issuance pursuant to an Employee Stock Purchase Plan adopted in 1986 (the Purchase Plan). The Purchase Plan allows qualified employees to purchase shares of Common Stock at a price equal to the lower of the fair market value at the beginning or ending of each 6 month purchase period for each two year offering period. Purchases are limited to 10% of an employee's annual compensation and may not exceed 500 shares per purchase period. Through June 30, 1994, 1,025,517 shares had been issued under the Purchase Plan.

NOTE 6   CAPITAL STOCK:

CONVERTIBLE PREFERRED STOCK

Each share of Series A convertible preferred stock may be converted into one share of common stock, subject to adjustment under certain circumstances. At June 30, 1994 there are 258,621 shares of common stock reserved for issuance upon conversion of all preferred stock. Shares of preferred stock may be voted equally with shares of common stock based upon the number of common shares into which each preferred share is convertible. No dividend or distribution is payable to common stock unless it is made equally to preferred stock based upon the then effective conversion rate. Upon liquidation, holders of Series A preferred stock are entitled to receive a preferential amount equal to $4.64 per share, plus any declared and unpaid dividends, before any distributions may be made to holders of common shares.

WARRANTS

In conjunction with the issuance of the 8.5% Convertible Promissory Notes, the Company issued warrants for the purchase of 25,000 shares of common stock at $7.28 per share to the placement agent and 16,216 shares of common stock at $4.64 per share to a bank that provides the Company with a line of credit. The warrants expire on July 16, 1997. The Company reserved 41,216 shares of common stock for issuance upon exercise of the warrants.

STOCK OPTION PLANS

In January 1985, the Company adopted its 1985 Stock Option Plan (the "1985 Plan") which provides for the granting of incentive stock options and non-qualified stock options to officers, employees and consultants of the company. Incentive stock options are granted at an amount not less than fair market value. The number of shares of common stock reserved for issuance pursuant to the 1985 Plan is 17,200,000. Options generally vest over four years. Option terms may not exceed ten years from the date of grant and unexercised options generally expire upon termination of employment. The 1985 Plan expires in January 1995. An amended and restated plan will be proposed for adoption by the Stockholders at the Company's November 1994 Annual Meeting.

The 1985 Plan activities for the three years ended June 30, 1994 are summarized below:



                                                          Shares                       Options Outstanding
                                                          available
                                                          for grant             Shares                Price per share
                                                        -------------------------------------------------------------------
Balance at June 30, 1991                                 1,414,612            6,767,647          $  3.00 - $16.00
Additional shares authorized                             1,000,000                 --
Options granted                                         (1,774,350)           1,774,350          $  8.00 - $12.375
Options canceled                                         1,182,773           (1,182,773)         $  5.50 - $12.25
Options exercised, net of repurchases                         --             (1,744,921)         $  3.00 - $11.50
                                                        ----------------------------------------------------------
Balance at June 30, 1992                                 1,823,035            5,614,303          $  5.50 - $16.00

Options granted                                         (4,494,235)           4,494,235          $  3.125- $ 6.25
Options canceled                                         4,809,074           (4,809,074)         $  3.375- $16.00
Options exercised, net of repurchases                      (10,564)                              $  5.50 - $ 5.50
                                                        ----------------------------------------------------------
Balance at June 30, 1993                                 2,137,874            5,288,900          $  3.125- $9.75

Options granted                                         (1,577,350)           1,577,350          $  4.00 - $6.250
Options canceled                                         1,325,149           (1,325,149)         $  3.125- $8.250
Options exercised, net of repurchases                         --               (700,679)         $  3.125- $5.50
                                                        ----------------------------------------------------------
Balance at June 30, 1994                                 1,885,673            4,840,422          $  3.125- $9.75
                                                        ==========================================================


In March 1988, the Company adopted the 1988 Non-qualified Stock Option Plan for Outside Directors (the "Directors' Plan"), which provides for the granting of non-qualified stock options to directors of the Company who are not employees of the Company. The plan was amended in November 1993 to increase share reserves, extend option grant terms and modify grant provisions. Options must have an exercise price equal to the fair market value of the shares of the common stock on the date of grant, vest over a four year period and expire ten years after the date of grant. The number of shares of common stock reserved for issuance pursuant to the exercise of options is 350,000 shares.


The Directors Plan activities for the three years ended June 30, 1994 are summarized below:

                                                                            Options Outstanding
                                            Shares                 ------------------------------------
                                            available                                     Price
                                            for grant              Shares                per Share
                                            -----------------------------------------------------------
Balance at June 30, 1991                     110,000                63,333           $11.00    - $21.75

Options granted                              (10,000)               10,000           $13.125
Options canceled                              30,000               (30,000)          $11.25    - $21.75
                                            -----------------------------------------------------------
Balance at June 30, 1992                     130,000                43,333           $11.00    - $21.75

Options granted                              (50,000)               50,000            $4.063   - $4.375
                                            -----------------------------------------------------------
Balance at June 30, 1993                     80,000                 93,333            $4.063   - $21.75

Options granted                             (90,000)                90,000            $4.00    - $5.75
Options canceled                              53,333               (53,333)           $4.063   - $11.25
Additional shares authorized                150,000                    -                 -
                                            -----------------------------------------------------------
Balance at June 30, 1994                    193,333                130,000            $4.00    - $21.75
                                            ===========================================================

STOCKHOLDER RIGHTS PLAN

On August 1, 1989, the Company adopted a Stockholder Rights Plan that provides for the issuance of rights to holders of the Company's common stock, which will entitle the holders of such rights to purchase stock of the Company or of an acquiring entity at a discounted price in the event of certain efforts to acquire control of the Company that have not been approved by the Company's Board of Directors.

NOTE 7   INCOME TAXES:

In the fourth quarter of fiscal 1994, the Company resolved a number of tax issues and as a result, recorded a tax benefit of $2.2 million related to taxes which were previously provided. Since the Company had net operating losses as of the beginning of the year, there is no provision for income taxes in the current year. The Company had utilized all of its net operating loss carryback, and accordingly, recorded no tax benefits for fiscal 1993. The fiscal 1992 income tax benefit of $19.9 million results primarily from the federal tax benefit derived by carrying back losses to offset federal taxes paid in prior periods.



The significant components of deferred tax assets and liabilities are as follows:

                                             Year ended June 30,

(In thousands)                               1994             1993
                                        ---------------------------
Net operating loss carryforwards        $  20,759        $  17,985
Inventory and related reserves              3,150            5,811
Depreciation                                1,540            1,876
Restructuring                               1,085            3,151
Other                                       2,968            3,098
                                        ---------------------------
Gross deferred tax asset                   29,502           31,921
Valuation allowance                       (29,252)         (30,804)
                                        ---------------------------
Net deferred tax asset                        250            1,117
                                        ---------------------------
Amortization                                  --              (745)
Other                                        (250)            (372)
                                        ---------------------------
Gross deferred tax liability                 (250)          (1,117)
                                        ---------------------------
                                        $     --         $      --
                                        =========        ==========


The decrease in the valuation allowance for deferred tax assets of $1.6 million is attributable to the reduction in gross deferred tax assets. The Company has established valuation allowances as the realizability of net deferred assets is uncertain.

At June 30, 1994 the Company had net loss carryforwards of approximately $46 million for both federal and state income tax purposes expiring through Fiscal 2009. No benefit for the loss carryforwards has been recognized in the financial statements.

NOTE 8   RESTRUCTURING COSTS:

During fiscal 1993 and 1992, the Company recorded restructuring charges of $23.2 million and $9.1 million, respectively. The restructuring charges included consolidation of facilities, severance costs related to headcount reduction, disposal of fixed assets and discontinuation of the Company's M/PAX(R) product line, X86 microprocessor products, systems business, networking products and future development of stand-alone multimedia products.

In September 1993, the Company entered into an agreement to sell the Company's system business, networking products and a portion of its multimedia products technology to Techfarm, Inc., the principals of which are a director and two former officers of the Company. Techfarm acquired these assets from the Company for $1.7 million, comprising $100,000 in cash and a two year promissory note for $1.6 million. In addition, Techfarm assumed up to $1 million of liabilities. In March 1994, the promissory note was restructured to provide that the Techfarm subsidiaries operating the systems business are the principals on the note, with

Techfarm as guarantor. During the third quarter fiscal 1994, the Company received the first of four scheduled semiannual payments of $0.4 million, which is included in current year income. Income will be recorded if the note is realized through future cash collection.

On September 16, 1993, the Company entered into a settlement agreement with the lessor of certain buildings previously occupied by the Company. Consideration for the settlement, comprising a cash payment of $5.5 million and a promissory note of $1 million, was charged against the restructuring reserve provided in fiscal 1993.


The following table summarizes the status of these restructuring reserves at June 30, 1994:

(In thousands)                                Consolidations of     Fixed Asset       Product          Reduction of
                                             Operations & Other      Disposals    Discontinuation        Workforce            Total
                                             ---------------------------------------------------------------------------------------
Provision for restructuring                           4,100               953             1,640             2,438             9,131
Charges against reserves                               (758)             (953)           (1,619)             (858)           (4,188)
                                             ---------------------------------------------------------------------------------------
Accrued restructuring

balance at 6/30/92                                    3,342              --                  21             1,580             4,943

Provision for restructuring                           7,912             5,357             6,146             3,856            23,271
Charges against reserves                             (3,118)           (5,357)           (4,014)           (1,950)          (14,439)
                                             ---------------------------------------------------------------------------------------
Accrued restructuring

balance at 6/30/93                                    8,136              --               2,153             3,486            13,775

Collection of note receivable                          --                --                (372)             --                (372)
Charges against reserves                             (6,694)             --              (1,781)           (3,386)          (11,861)
                                             ---------------------------------------------------------------------------------------
Accrued restructuring

balance at 6/30/94                                $   1,442          $   --           $   --             $   100           $  1,542
                                             =======================================================================================




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT

Information concerning directors is incorporated by reference from the section entitled "Nomination and Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement. Information regarding executive officers of the Company is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Matters" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Certain Transactions and Other Relationships" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)   1.  FINANCIAL STATEMENTS

         The consolidated financial statements and notes thereto listed in the index on page 16 are filed as part of this Annual Report on Form 10-K.

     2.  FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules listed below are filed as part of this Annual Report on Form 10-K.

                                                                            Page
                                                                           -----
II    Amounts Receivable from Employees for the three year period ending
      June 30, 1994.                                                          30
VIII  Valuation and Qualifying Accounts for the three year
      period ending June 30, 1994.                                            31

     All other schedules have been omitted since the required information is not present or not present in material amounts to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

B)       REPORTS ON FORM 8K

         NONE

C)       EXHIBITS

         The exhibits listed in the Index to Exhibits on pages 33 to 34 of this report are filed as part of this Annual Report on Form 10K.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Chips and Technologies, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 21, 1994, appearing on page 17 of this document, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2), of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP
- ------------------------

PRICE WATERHOUSE LLP
San Jose, California
July 21, 1994

                                                                SCHEDULE II

                                                 CHIPS AND TECHNOLOGIES, INC.
                                               AMOUNTS RECEIVABLE FROM EMPLOYEES
                                                        (IN THOUSANDS)

                                                                     DEDUCTIONS             BALANCE AT JUNE 30, 1994
                      BALANCE AT                         -----------------------------    ---------------------------
                        JUNE 30                            AMOUNTS           AMOUNTS
NAME OF DEBTOR           1993           ADDITIONS         COLLECTED        WRITTEN OFF    CURRENT       NOT CURRENT
- --------------           ----           ---------         ---------        -----------    -------       -----------
NONE

                                                                     DEDUCTIONS             BALANCE AT JUNE 30, 1993
                      BALANCE AT                         -----------------------------    ---------------------------
                        JUNE 30                            AMOUNTS           AMOUNTS
NAME OF DEBTOR           1992         ADDITIONS(3)        COLLECTED        WRITTEN OFF    CURRENT       NOT CURRENT
- --------------           ----         -----------         ---------        -----------    -------       -----------
Marc Jones (1)           $229            $19               $248                 -             -             -
Steven Chan (2)            94              -                 94                 -             -             -
Douglas Peltzer (4)       162              -                  -               162             -             -
                          ---              -                  -               ---             -             -
                         $485            $19               $342              $162            $-            $-


                                                                     DEDUCTIONS             BALANCE AT JUNE 30, 1992
                      BALANCE AT                         -----------------------------    ---------------------------
                        JUNE 30                            AMOUNTS           AMOUNTS
NAME OF DEBTOR           1991        ADDITIONS(3)         COLLECTED        WRITTEN OFF    CURRENT       NOT CURRENT
- --------------           ----        ------------         ---------        -----------    -------       -----------
Keith Lobo                $25             $2                 -                $27             -             -
Marc Jones (1)            238             18                 -                 27           229             -
James Ferry                80              6                 -                 86             -             -
Steven Chan (2)           126             10                 -                 42            34            60
Douglas Peltzer (4)       215             16                 -                 69            62           100
                          ---             --                 -               ----          -----           ---
                         $684            $52                $-               $251          $325          $160

(1) The Company extended a loan to Mr. Jones for the purchase of shares of common stock under the 1985 Stock Option Plan. This full recourse note bore interest at a rate of 9.5% per annum and was payable the earlier of termination of employment or February 1990. In February 1990, 1991 and 1992, Mr. Jones' note was renewed at an interest rate of 8%. In February 1993, the balance of $240,000 was renewed at an interest rate of 5% upon Mr. Jones' voluntary termination of employment. The outstanding balance of $248,000 at June 30, 1993 was reclassified to accounts receivable and was paid in full in fiscal 1994.

(2) The $150,000 note from Mr. Chan was for a period of five years. One fifth of the principal (and all accrued interest thereon) was forgiven for each year of continued service to the Company. The balance was paid in full in July 1992 upon Mr. Chan's voluntary termination of employment.

(3) Interest earned.

(4) The $200,000 note from Mr. Peltzer was for a period of four years and bore interest at a rate of 9.5% per annum. One fourth of the principal (and all accrued interest thereon) was forgiven for each year of continued service to the Company. The remaining principal (and all accrued interest thereon) was forgiven in July 1992 in accordance with Mr.Peltzer's severance agreement.



                                                               SCHEDULE VIII

                                                 CHIPS AND TECHNOLOGIES, INC.
                                               VALUATION AND QUALIFYING ACCOUNTS
                                                        (IN THOUSANDS)

                                  Balance at        Charged to
                                   beginning         costs and          Accounts       Recovery from     Balance at
                                     of year          expenses       written-off     reserve account    end of year
                                  ----------        ----------       --------------  ----------------   ------------
Allowance for doubtful accounts:

Year ended June 30, 1994              $1,463              $676              $870               $-            $1,269
Year ended June 30, 1993               2,377             1,079             1,993                -             1,463
Year ended June 30, 1992               2,338               457               318             100              2,377


Reserve for inventory:

Year ended June 30, 1994             $16,270            $1,228            $7,809(1)             -            $9,689
Year ended June 30, 1993               7,669             9,242               641(1)             -            16,270
Year ended June 30, 1992               6,577            24,011            22,919(1)             -             7,669

(1) Represents inventories previously reserved that were scrapped or physically disposed.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CHIPS AND TECHNOLOGIES, INC.

                                                   By /s/   JAMES F. STAFFORD
                                                   -----------------------------
                                                            James F. Stafford
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signature                                Title                                       Date
- ------------------------             ----------------------------------------         ------------------
/s/   GORDON A. CAMPBELL             Chairman of the Board of Directors               September 22, 1994
- ------------------------
Gordon A. Campbell

/s/   JAMES F. STAFFORD              President and Chief Executive Officer            September 22, 1994
- ------------------------                  and Director
James F. Stafford

/s/   TIMOTHY R. CHRISTOFFERSEN      Vice President and Chief Financial Officer       September 22, 1994
- -------------------------------       (Principal Financial & Accounting Officer)
Timothy R. Christoffersen


/s/   GENE P. CARTER                 Director                                         September 22, 1994
- ---------------------
Gene P. Carter

/s/   BERNARD V. VONDERSCHMITT       Director                                         September 22, 1994
- ------------------------------
Bernard V. Vonderschmitt

/s/   HENRI A. JARRAT                Director                                         September 22, 1994
- ----------------------
Henri A. Jarrat


                                                    INDEX TO EXHIBITS

Exhibit

Number
Description

3.1           (2)  Amended Certificate of Incorporation of Chips and
                   Technologies, Inc., a Delaware corporation.

3.2           (7)  Restated By-laws of Chips and Technologies, Inc., a Delaware corporation.

3.3           (4)  Certificate of Designation, Preferences and Rights of the
                   Terms of the Series A Preferred Stock filed with the State of Delaware on May 20, 1993.

4.1           (1)  Stockholders' Rights Agreement dated August 23, 1989.

4.2           (7)  Registration Rights Agreement dated October 10, 1985 and amendment thereto dated January 24, 1986.

10.1          (3)* Amended and Restated 1985 Stock Option Plan, as amended
                   November 5, 1991.

10.2          (4)* Amended and Restated Employee Stock Purchase Plan, as
                   amended July 27, 1992.

10.3          (4)  Lease Termination Agreement and related exhibit between the
                   Company and The Equitable Life Assurance Society dated September 10, 1993.

10.4          (2)* Amended and Restated Qualified Investment Plan dated
                   January 1, 1989.

10.5          (6)* First Amended 1988 Nonqualified Stock Option Plan for
                   Outside Directors dated October 1, 1993.

10.6          (4)* Promissory Note to the Company from Marc E. Jones dated
                   February 3, 1993.

10.7          (2)  Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10.8          (4)* Confidential Termination Agreement and General Release of
                   Claims between the Company and Ravi Bhatnagar dated December 18, 1992.

10.9          (4)* Confidential Termination Agreement and General Release of
                   Claims between the Company and Nancy S. Dusseau, dated September 1, 1993.

10.10         (4)* Confidential Termination Agreement and General Release of
                   Claims between the Company and Jeffrey H. Grammer, dated September 2, 1993.

10.11         (4)* Confidential Termination Agreement and General Release of
                   Claims between the Company and Gary P. Martin, dated April 19, 1993.

10.12         (5)* Confidential Resignation and Consulting Agreement and
                   General Release of Claims between the Company and Gordon A. Campbell dated September 30, 1993.

10.13         (4)  Convertible Promissory Notes and Preferred Stock Purchase
                   Agreement dated as of July 16, 1992.

10.14         (4)  Amendment to Convertible Promissory Notes and Preferred Stock
                   Purchase Agreement.

Exhibit

Number
Description

10.15        (4)  Form of Convertible Subordinated Debentures Due June 30, 2002.

10.16        (4)  Amendment to 8 1/2% Convertible Subordinated Debentures Due,
                  June 30, 2002

10.17        (5)  Agreement for Sale and Purchase of Assets between
                  Techfarm, Inc. and Chips and Technologies, Inc., dated September 24, 1993.

10.18 Restated Secured Promissory Note, Secured Continuing Guarantee, and Restated Loan and Security Agreement between Techfarm, Inc. and Chips and Technologies, Inc. dated
                  March 31, 1994.

10.19        *    Promissory note to the Company from Keith Angelo dated
                  August 1, 1994.

10.20        *    Independent Contractor Services Agreement between the Company and Henri Jarrat dated August 11, 1994.

11.1              Statement re: Calculation of Earnings (Loss) Per Share.

22.1 Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on November 10, 1994.

27.0              Financial Data Schedule for the year ended June 30, 1994.




(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1989.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(7) Incorporated by reference to Registration Statement No. 33-8005 effective October 8, 1986.

* Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and Technologies, Inc.