Form 10-K/A
period 1994-06-30
CHIPS & TECHNOLOGIES INC
filed 1994-09-26
CIK 767965

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10K


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

                                    YES X   NO
                                       ---     ---

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

                                     CHIPS AND TECHNOLOGIES, INC.

                                     By /s/   JAMES F. STAFFORD
                                    ------------------------------------------
                                         James F. Stafford
                                         President and Chief Executive Officer

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
- - ----------------------------------------------------------------------------
3.1           (2) Amended Certificate of Incorporation of Chips and
                  Technologies, Inc., a Delaware corporation.


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

4.1           (1) Stockholders' Rights Agreement dated August 23, 1989.

4.2           (7) Registration Rights Agreement dated October 10, 1985 and amendment thereto dated January 24, 1986.

10.1          (3) *Amended and Restated 1985 Stock Option Plan, as amended
                   November 5, 1991.

10.2          (4) *Amended and Restated Employee Stock Purchase Plan,
                   as amended July 27, 1992.

10.3          (4) Lease Termination Agreement and related exhibit between the
                  Company and The Equitable Life Assurance Society dated September 10, 1993.

10.4          (2) *Amended and Restated Qualified Investment Plan dated
                   January 1, 1989.

10.5          (6) *First Amended 1988 Nonqualified Stock Option Plan for
                   Outside Directors dated October 1, 1993.

10.6          (4) *Promissory Note to the Company from Marc E. Jones dated
                   February 3, 1993.

10.7          (2) Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10.8          (4) *Confidential Termination Agreement and General Release of
                   Claims between the Company and Ravi Bhatnagar dated December 18, 1992.

10.9          (4) *Confidential Termination Agreement and General Release of
                   Claims between the Company and Nancy S. Dusseau, dated September 1, 1993.

10.10         (4) *Confidential Termination Agreement and General Release of
                   Claims between the Company and Jeffrey H. Grammer, dated September 2, 1993.

10.11         (4) *Confidential Termination Agreement and General Release of
                   Claims between the Company and Gary P. Martin, dated April 19, 1993.

10.12         (5) *Confidential Resignation and Consulting Agreement and
                   General Release of Claims between the Company and Gordon A. Campbell dated September 30, 1993.

10.13         (4) Convertible Promissory Notes and Preferred Stock Purchase
                  Agreement dated as of July 16, 1992.

10.14         (4) Amendment to Convertible Promissory Notes and Preferred
                  Stock Purchase Agreement.

Exhibit
Number                                 Description
- - -------------------------------------------------------------------------------
10.15         (4) Form of Convertible Subordinated Debentures Due June 30, 2002.

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


23.1          Consent of Independent Accountants


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