Form 10-Q
period 1994-09-30
CHIPS & TECHNOLOGIES INC
filed 1994-11-08
CIK 767965

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
| X |    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For quarter period ended       September 30, 1994
                               ------------------
                                       OR

|   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

                         Commission file number 0-15012

                          CHIPS AND TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     77-0047943
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employee Identification No.)
  incorporation or organization)


                  2950 Zanker Road, San Jose, California 95134
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (408)434-0600

- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year.
                         If changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         At September 30, 1994, the registrant had 16,915,476 shares of common stock outstanding.


                               TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION                                                                       PAGE

Item 1.          Unaudited Condensed Consolidated Financial Statements                                          3

                 Notes to Unaudited Condensed Consolidated Financial Statements                                 6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of                     8
                   Operations


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                 Not applicable

Item 2.          Changes in Securities                                                             Not applicable

Item 3.          Defaults upon Senior                                                              Not applicable
                   Securities

Item 4.          Submission of Matters to a Vote of Security Holders                               Not applicable

Item 5.          Other Information                                                                 Not applicable

Item 6.          Exhibits and Reports on Form 8-K                                                              15



                        PART I. - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          CHIPS AND TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except share amounts)                                                 SEPTEMBER, 1994            JUNE 30, 1994
                                                                                            ---------------            -------------
ASSETS                                                                                       (UNAUDITED)
Current Assets:
Cash and cash equivalents                                                                       $   17,923            $   17,372
Short-term investments                                                                               5,173                 5,171
Accounts receivable, net of allowances for doubtful accounts of $1,016                              10,302                 8,437*
   and $1,269, respectively
Inventory                                                                                            8,410                 5,845
Prepaid and other assets                                                                             2,814                 3,100
                                                                                                ----------            ----------
         Total current assets                                                                       44,622                39,925

Property, plant and equipment, net                                                                  10,835                10,325
Other assets                                                                                           688                 1,050
                                                                                                ----------            ----------
                                                                                                $   56,145            $   51,300
                                                                                                ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                                $    9,737            $    7,081
Current portion of capitalized lease obligations                                                       720                   571
Accrued compensation                                                                                 1,693                 1,567
Accrued liabilities to manufacturers representatives                                                   511                   372*
Other accrued liabilities                                                                            4,207                 4,221*
Deferred gross profit                                                                                  643                   690*
Accrued restructuring costs                                                                          1,346                 1,542
                                                                                                ----------            ----------
         Total current liabilities                                                                  18,857                16,044
Long-term capitalized lease obligations, less current portion                                          868                   100
Noncurrent notes payable                                                                               900                   919
Convertible debentures                                                                               7,910                 7,910
                                                                                                ----------            ----------

         Total liabilities                                                                          28,535                24,973
                                                                                                ----------            ----------

Stockholders' Equity:
Convertible preferred stock, $.01 par value; 5,000,000 shares                                            1                     1
   authorized; 123,000 shares issued and outstanding
Common stock $.01 par value, 100,000,000 shares authorized; 16,916,000                                 169                   169
   and 16,881,000 shares issued
Capital in excess of par value                                                                      59,348                59,222
Notes receivable from officer                                                                         (101)                   --
Unrealized gain on investments                                                                           2                    --
Retained deficit                                                                                   (31,809)              (33,065)
                                                                                                ----------            ----------
         Total stockholders' equity                                                                 27,610                26,327
                                                                                                ----------            ----------
                                                                                                $   56,145            $   51,300
                                                                                                ==========            ==========


* Accounts have been reclassified for comparative purposes (see Note 5) See notes to Unaudited Condensed Consolidated Financial Statements


                          CHIPS AND TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
(In thousands except per share amounts)                    1994          1993
                                                        ---------     ---------


NET REVENUE                                             $  20,373     $  21,171


Cost of sales and other manufacturing expenses             12,735        13,113
                                                        ---------     ---------

Gross margin                                                7,638         8,058

Operating expenses
   Research and development                                 3,008         3,258
   Marketing and selling                                    2,805         3,117
   General and administrative                                 997         1,671
   Restructuring recovery                                    (372)            0
                                                        ---------     ---------

Total operating expenses                                    6,438         8,046

Income from operations                                      1,200            12
Interest income and other, net                                110           344
                                                        ---------     ---------

Income before taxes                                         1,310           356

Provision for income taxes                                    (54)          (34)
                                                        ---------     ---------

NET INCOME                                              $   1,256     $     322
                                                        =========     =========


NET INCOME PER SHARE                                    $    0.07     $    0.02
                                                        =========     =========

Weighted average common shares
and dilutive share equivalents
outstanding                                                17,020        16,403
                                                        =========     =========


See notes to Unaudited Condensed Consolidated Financial Statements



                          CHIPS AND TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                                                                         1994                 1993
                                                                                                       ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                         $     1,256          $       322
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                                           645                1,018
   Provision for losses on accounts receivable                                                              75                  225
   Provision for losses on inventory                                                                       206                 --
   Other                                                                                                    (1)                   9
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                                                                      (1940)              (2,477)
Inventory                                                                                               (2,771)                (506)
Accounts payable                                                                                         2,656                2,010
Other assets and liabilities                                                                               820                 (575)
Accrued restructuring costs                                                                               (331)              (8,858)
                                                                                                   -----------          -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                        615               (8,832)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                                    (1,146)                (519)
Sale of short-term investment                                                                               --                7,436
Proceeds from sale of fixed assets                                                                         163                  653
                                                                                                   -----------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                       (983)               7,570
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to capital lease obligations, net of principle payment                                           917               (1,133)
Proceeds from (repayment of) note payable principle                                                        (19)                 942
Proceeds from issuance of stock                                                                            121                1,052
Loan issued to officer                                                                                    (100)                  (5)
                                                                                                   -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                  919                  856
                                                                                                   -----------          -----------

Net increase (decrease) in cash and cash equivalents                                                       551                 (406)
Cash and cash equivalents at beginning of period                                                        17,372               20,742
                                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT PERIOD-END                                                            $    17,923          $    20,336
                                                                                                   ===========          ===========

Supplemental disclosure cash flow information: Cash paid during the period for:
   Interest                                                                                        $        82          $       119
   Income taxes                                                                                            145                   37
Additions to capital lease obligations                                                                    1229                   --


See notes to Unaudited Condensed Consolidated Financial Statements


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended June 30, 1994, included in the Company's 1994 Annual Report on Form 10-K.

         The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.



NOTE 2.  PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


NOTE 3.  SHORT-TERM INVESTMENTS

         Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the Company's management determines the appropriate classification of debt and equity securities, based on the nature of the securities and the intent and investment goals of the Company, as of each balance sheet date.

         The Company classified all investments at September 30, 1994 as available-for-sale. The Company has the intent and ability to hold the securities until maturity; however, the sale of such securities may be required prior to the maturity date. The fair value and the amortized cost of the securities at September 30, 1994 are presented in the table below. The investments were adjusted to fair value and the unrealized gain was recorded as a separate component of stockholders' equity.

                                            Unrealized    Unrealized
(In thousands)                 Amortized     Holding       Holding      Fair
                                 Cost         Gain         Losses       Value
- --------------------------------------------------------------------------------
U.S. Treasury Bills            $   675         13          --         $  688
Corporate Obligations            1,000         --          --          1,000
U.S. Government Obligations      2,496         --         (11)         2,485
Money Market Preferred           1,000         --          --          1,000
- -------------------------------------------------------------------------------
Total                          $ 5,171         13         (11)        $5,173
================================================================================

NOTE 4.  NET INCOME PER SHARE

         Shares used in the primary net income per share computation are the weighted average number of common shares outstanding plus dilutive common stock equivalents. The fully diluted computation also includes other dilutive convertible securities. Common stock equivalents consist of stock options, warrants and convertible preferred stock; other dilutive convertible securities consist of convertible subordinated debentures. Dual presentation of primary and fully diluted earnings per share is not shown on the face of the income statement because the differences are insignificant.



NOTE 5.  REVENUE RESERVES

         During the first quarter fiscal 1995, the Company reclassified certain distributor revenue reserves to conform with general industry practice. Previously classified as current liabilities, these reserves are now classified as reductions to accounts receivable and prior periods have been reclassified for comparative purposes.



NOTE 6.  ACCRUED RESTRUCTURING COSTS

         During the quarter ended September 30, 1994, $0.2 million was charged against the reserve mainly related to the Company's consolidations of operations, which consisted of payments for costs related to the closure of foreign sales offices and legal fees. The following table summarizes the status of the restructuring reserves at September 30, 1994:


(In thousands)                       Consolidations of    Reduction of
                                     Operations & other    Workforce     Total
- -------------------------------------------------------------------------------


Balance at 6/30/94                          $ 1,442       $   100       $ 1,542

Charges against reserves                       (143)          (53)         (196)
- -------------------------------------------------------------------------------

Balance at 9/30/94                          $ 1,299       $    47       $ 1,346
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


OVERVIEW

Net Revenues and Gross Margins for the first quarter of fiscal 1995 have improved compared to the prior quarter and are substantially the same as for the same quarter a year ago. Revenues from graphics controllers continue to represent the majority of the Company's revenues. Operating expenses in the first quarter of fiscal 1995 have decreased compared to the same quarter a year ago largely as a result of the Company's restructuring programs.


NET REVENUE

Net revenues were $20.4 million for the first quarter of fiscal 1995 compared to $15.4 million in the prior quarter and $21.2 million in the first quarter a year ago. Approximately 60% of the Company's revenues are derived from graphics controller products. Unit sales volume of graphics controllers in the first quarter of fiscal 1995 have increased compared to the previous quarter and the first quarter of fiscal 1994. Sales of older discrete system logic peripheral products have declined from a year ago as the Company continues to transition its core logic product strategy towards high integration solutions. Approximately 40% of the Company's revenues are generated from core logic and I/O products.


GROSS MARGIN

The gross margin percentage for the first quarter of fiscal 1995 was 37%, compared to 32% in the prior quarter and 38% in the first quarter a year ago. The gross margin percentage is substantially the same compared to the first quarter a year ago while improving over the prior quarter. Although the proportion of revenues from the Company's lower margin desktop graphics products has grown over prior quarters, increased overall revenues and strong sales of higher margin portable graphics controllers caused the improvement in margins over the previous quarter.


RESEARCH AND DEVELOPMENT EXPENSES

R&D expenses were $3.0 million in the first quarter of fiscal 1995 compared to $3.3 million in the first quarter of fiscal 1994. R&D spending can fluctuate from period to period due to the timing of spending on prototype fabrication. The Company intends to continue investing in new product development and high level design methodologies at substantially the same rate.


SALES AND MARKETING EXPENSES

Sales and marketing costs were $2.8 million in the first quarter of fiscal 1995 compared to $3.1 million in the first quarter of fiscal 1994. The decline in expenses is attributable to further consolidation of the Company's foreign sales offices resulting in reductions in labor and facility costs.


GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses were $1.0 million in the first quarter of fiscal 1995 compared to $1.7 million in the first quarter of fiscal 1994. The reduced expense level was attributable to lower labor costs arising from reductions in headcount associated with the Company's restructuring programs, decreases in depreciation costs and reductions in bad debt provisions.


RESTRUCTURING COSTS

During the first quarter of fiscal 1995, the Company received the second of four scheduled payments of $0.4 million against a note receivable recorded in respect of the sale of certain of the Company's product lines which were discontinued and fully reserved in fiscal 1993. The Company records income as cash is collected on the note and $0.4 million was recognized as income in the first quarter of fiscal 1995. Subsequent to the end of the first quarter of fiscal 1995, the Company received the remaining principal payment of $0.9 million for the note receivable. The Company will recognize this payment to income for the second quarter of fiscal 1995.

During the first quarter of fiscal 1995, charges to the restructuring reserve were made primarily in respect of the Company's consolidation of operations activities, consisting of the closure of certain foreign sales offices. The majority of these charges consisted of cash payments made for office closures and professional service fees.


OTHER INCOME (EXPENSE)

Other income for the first quarter of fiscal 1995 is lower than first quarter fiscal 1994 because the prior year included the receipt of $0.4 million related to a settlement and technology license.

LIQUIDITY AND CAPITAL RESOURCES

Due to the completion of a significant portion of the Company's restructuring during fiscal 1994, usage of cash for restructuring programs was not significant for the first quarter of fiscal 1995. The Company does expect to make additional cash payments in respect of its restructuring activities during the second quarter of fiscal 1995; however, the Company believes these payments will not be material to liquidity or financial condition. The Company intends to fund payments for its restructuring programs through existing working capital resources.

During the first quarter of fiscal 1995, accounts receivable increased $1.9 million, inventory increased $2.6 million and current liabilities increased $2.8 million. Accounts receivable increased because of higher sales during the quarter. Inventories have increased to support higher sales of the Company's flat panel graphics controller products. The increase in current liabilities is largely due to the higher level of trade accounts payable required to support the increases in inventories. Long term debt increased $0.8M during the first quarter of fiscal 1995 mainly due to additional capitalized lease obligations in respect of the financing of certain capital equipment expenditures. The Company has $1.1 million in standby letters of credit outstanding to secure the lease financing arrangement.

The Company has two revolving line of credit agreements allowing borrowings of up to $13.0 million at the banks' reference rates. There were no borrowings outstanding against these lines at September 30, 1994 and both agreements expire in October 1995. Based on the current levels of working capital and available borrowing capacity, the Company believes that its present capital resources are sufficient to meet its needs for the remainder of the fiscal year.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company anticipates its revenues increasing sequentially during the next two quarters; however it is expected that the rate of increase will be lower than that achieved in the first quarter of fiscal 1995. The largest portion of the Company's sales are comprised of portable graphics controllers and the Company expects that the majority of its revenues over the next two quarters will be made up of portable graphics controllers. However, the Company's revenues are directly affected by customer demand for its products. Customer demand fluctuates, sometimes dramatically, based on the customers' buildup of internal inventory, seasonal factors, and product transitions, among other things. While the Company makes every effort to be consistently informed of customers' expected demand for its products, customers from time to time make unexpected changes in product purchasing forecasts and in existing orders. Customer rescheduling, reduction in quantities and cancellations of orders could have a material adverse impact on the Company's revenues and results of operations. The Company also relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. To the extent that the Company is unable to retain existing designs or to acquire new design wins and the associated revenues generated from them, for the Company's existing and future products, there could be a material adverse effect on the Company's results of operations.

The Company believes it currently maintains a leadership position in the portable graphics market and anticipates its competition will aggressively price alternative solutions to attempt to gain or maintain market position. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, gross margins achieved during the first quarter may not be sustainable. The Company expects gross margin percentages for the next two quarters to remain between the level of those achieved in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995. The Company anticipates its future operating expenses, including research and development expenses, will increase in absolute dollar amounts over the next two quarters. However, the Company believes that operating expenses will decline as a percentage of sales over the next two quarters.

Because the Company uses subcontract vendors for the manufacture of its product, the Company must place orders with its suppliers far in advance of shipment to its end customers. The reliance on subcontract vendors presents risks including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply and reduced control over product costs and manufacturing yields. Long production lead times and limited control over the manufacturing process could adversely affect the Company to the extent it is not able to anticipate its inventory supply requirements and as a result generates excess or insufficient product inventories. The Company intends to implement certain of its future product designs in 0.6u semiconductor fabrication geometries to achieve lower production costs and greater product availability. Inability to obtain sufficient supply or restrictions on access to 0.6u semiconductor fabrication technology could have a materially adverse effect on the Company's operating results.

The personal computer industry is subject to certain seasonal fluctuations. It is acknowledged within both the computer and semiconductor industries that sales and purchases may vary significantly within a particular period. The Company attempts to anticipate the impact of seasonal aspects on its business. However, if unexpected seasonal fluctuations occur, they may cause volatility in customer order patterns and have a material effect on future operating results.

The market price of the Company's common stock has been volatile in the past, and may be volatile in the future. Factors affecting volatility include variations in the Company's quarterly operating results, announcements by the Company or its competitors concerning products and/or design wins, financial market perceptions of conditions in the personal computer marketplace, and actual conditions in the personal computer marketplace. The market price of the Company's stock may also be affected by factors influencing the stock market in general or the market for stocks of high technology companies. Any of these factors could cause the price of the Company's stock to fluctuate substantially.

The statements asserted in this section do not contain all the conditions which may affect the Company's future operating results. For simplicity of presentation the Company has not repeated in its Quarterly Report all factors affecting future operating results that were contained in its Annual Report on Form 10-K. Therefore, the Company's Quarterly Report on Form 10-Q should be read in combination with the Company's Annual Report on Form 10-K for fiscal year 1994.


                          PART II - OTHER INFORMATION



Item 1.          Legal Proceedings                                                                 Not applicable


Item 2.          Changes in Securities                                                             Not applicable


Item 3.          Defaults upon Senior Securities                                                   Not applicable


Item 4.          Submission of Matters to a Vote of Security Holders                               Not applicable


Item 5.          Other Information                                                                 Not applicable


Item 6.          Exhibits                                                                                      15


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


                                          CHIPS AND TECHNOLOGIES, INC.
                                          (Registrant)





                                            /s/ James F. Stafford
                                          -----------------------------------
                                          James F. Stafford
                                          President & Chief Executive Officer





                                            /s/ Timothy R. Christoffersen
                                          -----------------------------------
                                          Timothy R. Christoffersen
                                          Vice President of Finance
                                          Chief Financial Officer and
                                          Principal Accounting Officer



Date:  November 8, 1994


                               INDEX TO EXHIBITS
 Exhibit
 Number                                                      Description                                          Page
- --------                                                    -------------                                         ----

4.1        (1)     Stockholders' Rights Agreement dated August 23, 1989.
4.2        (7)     Registration Rights Agreement dated October 10, 1985 and amendment thereto dated
                   January 24, 1986.
10.1       (3) *   Amended and Restated 1985 Stock Option Plan, as amended November 5, 1991.
10.2       (4) *   Amended and Restated Employee Stock Purchase Plan, as amended July 27, 1992.
10.3       (4)     Lease Termination Agreement and related exhibit between the Company and The Equitable Life
                   Assurance Society dated September 10, 1993.
10.4       (2) *   Amended and Restated Qualified Investment Plan dated January 1, 1989.
10.5       (6) *   First Amended 1988 Nonqualified Stock Option Plan for Outside Directors dated October 1,
                   1993.
10.6       (4) *   Promissory Note to the Company from Marc E. Jones dated February 3, 1993.
10.7       (2)     Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.8       (4) *   Confidential Termination Agreement and General Release of Claims between the Company and
                   Ravi Bhatnagar dated December 18, 1992.
10.9       (4) *   Confidential Termination Agreement and General Release of Claims between the Company and
                   Nancy S. Dusseau, dated September 1, 1993.
10.10      (4) *   Confidential Termination Agreement and General Release of Claims between the Company and
                   Jeffrey H. Grammer, dated September 2, 1993.
10.11      (4) *   Confidential Termination Agreement and General Release of Claims between the Company and
                   Gary P. Martin, dated April 19, 1993.
10.12      (5) *   Confidential Resignation and Consulting Agreement and General Release of Claims between the
                   Company and Gordon A. Campbell dated September 30, 1993.
10.13      (4)     Convertible Promissory Notes and Preferred Stock Purchase Agreement dated as of July 16,
                   1992.
10.14      (4)     Amendment to Convertible Promissory Notes and Preferred Stock Purchase Agreement.
10.15      (4)     Form of Convertible Subordinated Debentures Due June 30, 2002.
10.16      (4)     Amendment to 8 1/2% Convertible Subordinated Debentures Due, June 30, 2002



                               INDEX TO EXHIBITS
Exhibit
Number                                                       Description                                          Page
- --------                                                    -------------                                         ----

10.17      (5)     Agreement for Sale and Purchase of Assets between Techfarm, Inc. and Chips and
                   Technologies, Inc., dated September 24, 1993.
10.18      (8)     Restated Secured Promissory Note, Secured Continuing Guarantee, and Restated Loan and
                   Security Agreement between Techfarm, Inc. and Chips and Technologies, Inc. dated March 31,
                   1994.
10.19      (8) *   Promissory note to the Company from Keith Angelo dated August 1, 1994.
10.20      (8) *   Independent Contractor Services Agreement between the Company and Henri Jarrat dated August
                   11, 1994.
10.21              Equipment financing agreement between the Company and New England Capital Corporation dated    17
                   July 29, 1994.
11.1               Statement re: Calculation of Earnings Per Share.                                               29
27.0               Financial Data Schedule for the year ended September 30, 1994.                                 30


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

(4)      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30,
         1993.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

(6)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March
         31, 1994.

(7)      Incorporated by reference to Registration Statement No. 33-8005 effective October 8, 1986.

(8)      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30,
         1994.

* Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and Technologies, Inc.
