Form 10-Q
period 1994-12-31
CHIPS & TECHNOLOGIES INC
filed 1995-01-31
CIK 767965

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
| X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---
         EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1994
                               ----------------------------------------------

                                       OR

|__|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                         Commission file number 0-15012

                          CHIPS AND TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     77-0047943
- --------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employee Identification No.)
  incorporation or organization)

                  2950 Zanker Road, San Jose, California 95134
                -------------------------------------------------
               (Address of principal executive offices)(Zip code)

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

     At December 31, 1994, the registrant had 17,293,836 shares of common stock outstanding.

===============================================================================

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Unaudited Condensed Consolidated Financial Statements                3

          Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                       Not applicable

Item 2.   Changes in Securities                                   Not applicable

Item 3.   Defaults upon Senior Securities                         Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                       Not applicable

Item 6.   Exhibits and Reports on Form 8-K                                    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CHIPS AND TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)         DEC. 31, 1994  JUNE 30, 1994
                                                    -------------  -------------
                                                      (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                            $15,082        $17,372
    Short-term investments                                 6,682          5,171
    Accounts receivable, net of allowance for doubtful
       accounts of $985 and $1,269, respectively          10,788          8,437*
    Inventory                                              9,491          5,845
    Prepaid and other assets                               2,514          3,100
                                                         -------        -------
Total current assets                                      44,557         39,925
Property and equipment, net                               10,388         10,325
Other assets                                                 649          1,050
                                                         -------        -------
                                                         $55,594        $51,300
                                                         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $6,267         $7,081
    Current portion of capitalized lease obligations         563            571
    Other accrued liabilities                              7,850          6,850*
    Accrued restructuring costs                               --          1,542
                                                         -------        -------
Total current liabilities                                 14,680         16,044
Long-term capitalized lease obligations,
    less current portion                                     728            100
Noncurrent notes payable                                     889            919
Convertible debentures                                     7,910          7,910
                                                         -------        -------
Total liabilities                                         24,207         24,973
                                                         -------        -------

Stockholders' equity:
    Convertible preferred stock, 69,000 and 123,000
        shares issued and outstanding                          1              1
    Common stock, 17,294,000 and 16,881,000 shares
        issued and outstanding                               172            169
    Capital in excess of par value                        60,754         59,222
    Notes receivable from officer                           (102)            --
    Retained deficit                                     (29,438)       (33,065)
                                                         -------        -------
Total stockholders' equity                                31,387         26,327
                                                         -------        -------
                                                         $55,594        $51,300
                                                         =======        =======


* Accounts have been reclassified for comparative purposes (see Note 4) See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                     DECEMBER 31,                DECEMBER 31,
(In thousands except
per share amounts)                  1994         1993         1994         1993
                                 -------      -------      -------      -------
Net sales                        $23,277      $22,438      $43,650      $43,609

Cost of sales and other
   manufacturing expenses         14,418       14,060       27,153       27,173
                                 -------      -------      -------      -------

Gross margin                       8,859        8,378       16,497       16,436

Operating expenses
    Research and development       3,286        3,349        6,294        6,607
    Marketing and selling          2,930        2,914        5,735        6,031
    General and administrative     1,200        1,324        2,197        2,995
    Restructuring recovery        (1,057)          --       (1,429)          --
                                 -------      -------      -------      -------

Total operating expenses           6,359        7,587       12,797       15,633

Income from operations             2,500          791        3,700          803
Interest income and other, net       134           11          244           35
                                 -------      -------      -------      -------
Income before taxes                2,634          802        3,944        1,158

Provision for income taxes          (263)         (82)        (317)       (116)
                                 -------      -------      -------      -------
Net Income                        $2,371         $720       $3,627       $1,042
                                 =======      =======      =======      =======

Net income per share
      Primary                      $0.13        $0.04        $0.21        $0.06
                                 =======      =======      =======      =======
      Fully diluted                $0.13        $0.04        $0.20        $0.06
                                 =======      =======      =======      =======

Shares used in per share
   calculation
      Primary                     18,206       17,250       17,069       16,698
                                 =======      =======      =======      =======
      Fully diluted               19,967       17,252       18,537       16,699
                                 =======      =======      =======      =======

See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
(In thousands)                                             1994            1993
                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $3,627          $1,042

Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                           1,326           1,901
  Provision for losses on accounts receivable               150             451
  Provision for losses on inventory                         839             409
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                                  (2,501)         (2,605)
    Inventory                                            (4,485)         (2,209)
    Accounts payable                                       (814)             87
    Other assets and liabilities                          1,105            (263)
    Accrued restructuring costs                            (498)         (9,774)
                                                        -------         -------
NET CASH USED IN OPERATING ACTIVITIES                   ($1,251)       ($10,961)
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (1,545)         (1,003)
  Sale (purchase) of short-term investments              (1,511)          6,436
  Proceed from sale of fixed assets                         168           1,064
                                                        -------         -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (2,888)          6,497
                                                        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to capital lease obligations, net
     of principle payment                                   620          (2,068)
  Proceeds from (repayment of) note payable principle       (30)          1,952
  Proceeds from issuance of stock                         1,359             939
  Repayments of (Issued to) officer loans                  (100)             35
                                                        -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,849             858
                                                        -------         -------
Net decrease in cash and cash equivalents                (2,290)         (3,606)
                                                        -------         -------
Cash and cash equivalents at beginning of period         17,372          20,742
                                                        -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $15,082         $17,136
                                                        =======         =======
Supplemental disclosure cash flow information:
Cash paid during the period for:
   Interest                                                $474            $220
   Income taxes                                             170              27

Supplemental noncash financing activities:
Additions under capital lease obligations                 1,229              --
Conversion of preferred stock to common stock                54              --

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


NOTE 3.  SHORT-TERM INVESTMENTS

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The effects of implementing SFAS 115 were not significant.


NOTE 4.  REVENUE RESERVES

Beginning in the first quarter of fiscal 1995, the Company reclassified certain distributor revenue reserves to conform with general industry practice. Previously classified as current liabilities, these reserves are now classified as reductions to accounts receivable and prior periods have been reclassified for comparative purposes.

NOTE 5.  NET INCOME PER SHARE

Shares used in the computation of primary net income per share are based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. The fully diluted computation also includes other dilutive convertible securities. Primary and fully diluted income per shares have been determined as follows:

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                              DECEMBER 31          DECEMBER 31
(In thousands except per share amounts)      1994      1993       1994     1993
                                           ------    ------     ------    ------

PRIMARY EARNINGS PER SHARE:

Net income                                 $2,371      $720     $3,627    $1,042
Interest saving on convertible debenture       --        16         --        16
                                           ------    ------     ------    ------
Adjusted income for calculation of
 earnings per share                        $2,371      $736     $3,627    $1,058
                                           ======    ======     ======    ======

Average number of common and common
 equivalent shares:
   Weighted average common shares
     outstanding                           17,102    16,386     17,000    16,266
   Dilutive common stock equivalents:
     Common stock options and warrant,
        using treasury stock method         1,035       741        *         309
      Convertible preferred stock              69       123         69       123
                                           ------    ------     ------    ------
Common and common equivalent shares
 used in the calculation of net income
 per share:                                18,206    17,250     17,069    16,698
                                           ======    ======     ======    ======

Primary earnings per share:                 $0.13     $0.04      $0.21     $0.06
                                           ======    ======     ======    ======

FULLY DILUTED EARNINGS PER SHARE:

Net income                                 $2,371      $720     $3,627    $1,042
   Interest saving on convertible
     debenture                                151        --         --        --
                                           ------    ------     ------    ------
Adjusted income for calculation
 of earnings per share                     $2,522      $720     $3,627    $1,042
                                           ======    ======     ======    ======
Average number of common and
 common equivalent shares:
   Weighted average common shares
     outstanding                           17,102    16,386     17,000    16,266
   Dilutive common stock equivalents:
      Common stock options and warrant,
        using treasury stock method         1,408       743      1,468       310
      Convertible preferred stock              69       123         69       123
   Convertible debentures                   1,388        *          *         *
                                           ------    ------     ------    ------
Common and common equivalent shares
 used in the calculation of net
 income per share:                         19,967    17,252     18,537    16,699
                                           ======    ======     ======    ======

Fully diluted earnings per share:           $0.13     $0.04      $0.20     $0.06
                                           ======    ======     ======    ======
  * Antidilutive

NOTE 6.  ACCRUED RESTRUCTURING COSTS

During the second quarter of fiscal 1995, the restructuring plans which were undertaken in prior years were substantially completed. The Company took charges against the reserve relating primarily to consolidations of operations activities, which consisted of the closure of certain foreign sales offices and estimated litigation costs. As a result of completion of the restructuring, the Company recorded the reserve balance of $0.2 million as income in the second quarter of 1995. The following table summarizes the status of the restructuring reserves at December 31,1994:


(In thousands)                    Consolidations of    Reduction of
                                 Operations & other     Workforce        Total
                                 ------------------    ------------      ------

Balance at 6/30/94                     $1,442             $100           $1,542

Charges against reserves                 (143)             (53)            (196)
                                       ------             ----           ------

Balance at 9/30/94                      1,299               47            1,346

Charges against reserves               (1,115)             (47)          (1,162)
Reversal of provision                    (184)              --             (184)
                                       -------            ----           ------

Balance at 12/31/94                    $   --             $              $   --
                                      =======            ====           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net Revenues and Gross Margins for the second quarter of fiscal 1995 are substantially the same compared to the prior quarter and the same quarter a year ago. Revenues from graphics controllers continue to represent the majority of the Company's revenues. Operating expenses in the second quarter of fiscal 1995 have decreased compared to the same quarter a year ago largely as a result of the Company's restructuring programs.


NET REVENUE

Net revenues for the second quarter of fiscal 1995 were $23.3 million, an increase of 4% from $22.4 million reported for the second quarter of fiscal 1994. Net sales for the first half of fiscal 1995 were $43.7 million, substantially the same as the $43.6 million reported for the same period of fiscal 1994. Sales of systems logic chipsets have declined from a year ago; the decline was offset by the increase in sales of graphic controller products.

Sales of older discrete system logic peripheral products have declined as the Company continues to transition its core logic product strategy towards higher integration solutions. Graphics products revenues grew due to increases in unit volumes of portable graphics controllers. Revenue from graphics products comprised 68% of sales for the first half of fiscal 1995 compared to 56% of sales in the first half fiscal of 1994.


GROSS MARGIN

The gross margin was 38% in the second quarter of fiscal 1995, compared to 37% for the second quarter of fiscal 1994. For the first half of both fiscal 1995 and 1994, the gross margin was 37%. The gross margin percentage is substantially the same compared to the same periods a year ago. The Company expects the gross margin percentage will remain at approximately the same level during the next two quarters.


RESEARCH AND DEVELOPMENT EXPENSES

R&D expenses were $3.3 million in the second quarter of both fiscal 1994 and fiscal 1995. R & D expenses were $6.3 million for the first half of fiscal 1995 compared to $6.6 million in the same period of fiscal 1994. R&D spending may fluctuate from quarter to quarter due to the timing of spending on prototype fabrication. The Company intends to continue investing in new product development and its modular high level design methodology and expects these expenditures to increase in absolute amounts for the second half of fiscal 1995.


SALES AND MARKETING EXPENSES

Sales and marketing expenses were $2.9 million in the second quarter of both fiscal 1995 and fiscal 1994. Sales and marketing expenses were $5.7 million in the first half of 1995 compared to $6.0 million in the same period of fiscal 1994. The Company expects that sales and marketing expenses will increase in absolute amounts due to higher sales commissions as the result of higher revenues for the second half of fiscal 1995.


GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses were $1.2 million in the second quarter of fiscal 1995 compared to $1.3 million in the second quarter of fiscal 1994. G & A expenses were $2.2 million in the first half of fiscal 1995 compared to $3.0 million in the same period of fiscal 1994. The reduced expense level was attributable to lower labor costs arising from reductions in headcount associated with the Company's restructuring programs, decreases in depreciation costs and reductions in bad debt provisions. The Company expects that G & A expenses will increase in absolute dollars during the second half of fiscal 1995.

RESTRUCTURING COSTS

During the second quarter of fiscal 1995, the Company received the final principal payment of $0.9 million against a note receivable recorded in respect of the sale of certain of the Company's product lines which were discontinued and fully reserved in fiscal 1993. The Company records income as cash is collected on the note. Together with the $0.4 million payment received in the first quarter, $1.3 million was recognized as income in the first half of fiscal 1995.

During the second quarter of fiscal 1995, the restructuring plans which were reserved for in prior years were substantially completed. During the first half of fiscal 1995, the restructuring reserve was reduced primarily in respect of the Company's completion of consolidation of operations activities, consisting of the closure of certain foreign sales offices. As a result, the Company recorded the reserve balance of $0.2 million to income during the second quarter of fiscal 1995. Part of these charges consisted of cash payments made for office closures and professional service fees.


OTHER INCOME (EXPENSE)

Other income for the first half of fiscal 1995 was $0.2 million compared to $0.4 million for the same period of fiscal 1994. Other income was lower in fiscal 1995 because the prior year included the receipt of $0.4 million related to a settlement and technology license. The decrease was partially offset by the increase of interest income in fiscal 1995.


INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. The Company utilizes the net operating loss carryforward to offset a significant portion of the Company's income taxes. The estimated tax rate reflects certain alternative minimum tax and state tax obligations.


LIQUIDITY AND CAPITAL RESOURCES

Due to the completion of most of the Company's restructuring during fiscal 1994, usage of cash for restructuring programs was not significant for the first half of fiscal 1995. The Company funds payments for its restructuring programs through existing working capital resources.

During the first half of fiscal 1995, accounts receivable increased $2.4 million, inventory increased $3.7 million and current liabilities decreased $1.3 million. Accounts receivable increased because of higher sales during the quarter. Inventories have increased to support higher sales of the Company's portable graphics controller products. The decrease in current liabilities is mainly due to the completion of the Company's restructuring programs during the quarter. Long term debt increased $0.6 million during the second quarter of fiscal 1995 mainly due to additional capitalized lease obligations in respect of the financing of certain capital equipment expenditures. The Company has $1.1 million in standby letters of credit outstanding to secure the lease financing arrangement.

The Company has two revolving line of credit agreements allowing borrowings of up to $13.0 million at the banks' reference rates. There were no borrowings outstanding against these lines at December 31, 1994 and both agreements expire in October 1995. Based on the current levels of working capital and available borrowing capacity, the Company believes that its present capital resources are sufficient to meet its needs for the remainder of the fiscal year.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company anticipates its revenues will increase in the third quarter over the second quarter. The largest portion of the Company's recent sales are comprised of portable graphics controllers and the Company expects that the majority of its revenues over the next two quarters will be made up of portable graphics controllers. However, the Company's revenues are directly affected by customer demand for its products. Customer demand fluctuates, sometimes dramatically, based on the customers' buildup of internal inventory, seasonal factors, and product transitions, among other things. While the Company makes every effort to be consistently informed of customers' expected demand for its products, customers from time to time make unexpected changes in product purchasing forecasts and in existing orders. Customer rescheduling, reduction in quantities and cancellations of orders could have a material adverse impact on the Company's revenues and results of operations. The Company also relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. To the extent that the Company is unable to retain existing design wins or to acquire new design wins and the associated revenues generated from them for the Company's existing and future products, there could be a material adverse effect on the Company's results of operations.

The Company believes it currently maintains a leadership position in the portable graphics market and anticipates its competition may aggressively price alternative solutions to attempt to gain or maintain market position. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, gross margins achieved during the first half of fiscal 1995 may not be sustainable. The Company expects gross margin percentages for the next two quarters to remain close to the level of those achieved in the first half of fiscal 1995. The Company anticipates its future operating expenses, including research and development expenses, will increase in absolute dollar amounts over the next two quarters. However, the Company believes that operating expenses from ongoing operations will decline as a percentage of sales over the next two quarters.

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

The personal computer industry is subject to certain seasonal fluctuations. It is acknowledged within both the computer and semiconductor industries that sales and purchases may vary significantly within a particular period. The Company attempts to anticipate the impact of seasonal variations on its business. However, if unexpected seasonal fluctuations occur, they may cause volatility in customer order patterns and have a material effect on future operating results.

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

The statements included in this section do not contain all the conditions which may affect the Company's future operating results. For simplicity of presentation the Company has not repeated in its Quarterly Report all factors affecting future operating results that were contained in its Annual Report on Form 10-K. Therefore, the Company's Quarterly Report on Form 10-Q should be read in combination with the Company's Annual Report on Form 10-K for fiscal year 1994.

                          PART II - OTHER INFORMATION




Item 1.     Legal Proceedings                                     Not applicable


Item 2.     Changes in Securities                                 Not applicable


Item 3.     Defaults upon Senior Securities                       Not applicable


Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of the Stockholders of Chips and Technologies, Inc. was held on November 10, 1994 in Milpitas, California. Of the total of 17,023,738 shares outstanding as of the record date, 15,582,513 shares were present or represented by proxies at the meeting. The matters voted upon at the meeting and the results of those votes were as follows:

            1. Bernard V. Vonderschmitt was elected as a Class II Director. Mr. Vonderschmitt received 14,823,775 affirmative votes and 758,738 were withheld.

            2. Proposal to amend and restate the 1985 Stock Option Plan. The proposal received 11,676,253 affirmative votes, 2,224,875 negative votes and 158,006 abstentions. The brokers' non-vote totaled 1,523,379.

            3. Appointment of Price Waterhouse LLP as the independent auditors of the Company. The proposal received 15,328,322 affirmative votes, 104,491 negative votes and 149,700 abstentions.


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



Date:    January 31, 1995

                               INDEX TO EXHIBITS
 Exhibit
 Number                         Description                                 Page
- ---------                       -----------                                 ----
4.1    (1)     Stockholders' Rights Agreement dated August 23, 1989.

4.2    (7)     Registration Rights Agreement dated October 10, 1985 and
               amendment thereto dated January 24, 1986.

10.1   (4)     Lease Termination Agreement and related exhibit between the
               Company and The Equitable Life Assurance Society dated
               September 10, 1993.

10.2   (6)*    First Amended 1988 Nonqualified Stock Option Plan for
               Outside Directors dated October 1, 1993.

10.3   (4)*    Promissory Note to the Company from Marc E. Jones dated
               February 3, 1993.

10.4   (2)     Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10.5   (4)*    Confidential Termination Agreement and General Release of
               Claims between the Company and Nancy S. Dusseau, dated
               September 1, 1993.

10.6   (4)*    Confidential Termination Agreement and General Release of
               Claims between the Company and Jeffrey H. Grammer, dated
               September 2, 1993.

10.7   (4)*    Confidential Termination Agreement and General Release of
               Claims between the Company and Gary P. Martin, dated
               April 19, 1993.

10.8   (4)*    Confidential Resignation and Consulting Agreement and General
               Release of Claims between the Company and Gordon A. Campbell dated September 30,1993.

10.9   (4)     Convertible Promissory Notes and Preferred Stock Purchase
               Agreement dated as July 16, 1992.

10.10  (4)     Amendment to Convertible Promissory Notes and Preferred
               Stock Purchase Agreement.

10.11  (4)     Form of Convertible Subordinated Debentures Due June 30, 2002.

10.12  (4)     Amendment to 8 1/2% Convertible Subordinated Debentures Due,
               June 30, 2002.

10.13  (5)     Agreement for Sale and Purchase of Assets between Techfarm,
               Inc. and Chips and Technologies, Inc., dated September 24, 1993.

10.14  (8)     Restated Secured Promissory Note, Secured Continuing Guarantee,
               and Restated Loan and Security Agreement between Techfarm,
               Inc. and Chips and Technologies, Inc. dated March 31, 1994.

10.15  (8)*    Promissory note to the Company from Keith Angelo dated
               August 1, 1994.

 Exhibit
 Number                         Description                                 Page
- ---------                       -----------                                 ----
10.16  (8)*    Independent Contractor Services Agreement between the
               Company and Henri Jarrat dated August 11, 1994.

10.17          Amended and restated 1994 stock option plan dated
               November 10, 1994                                              17

10.18          Key employee bonus plan dated November 8, 1994                 25

27.0           Financial Data Schedule for the quarter ended
               December 31, 1994                                              28


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