Form 10-Q
period 1995-03-31
CHIPS & TECHNOLOGIES INC
filed 1995-05-16
CIK 767965

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
| X |    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


For quarter period ended       March 31, 1995
                         -------------------------

                                       OR

|   |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------     --------------------

                         Commission file number 0-15012
                                               ---------

                          CHIPS AND TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 77-0047943
              --------                                 ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                  2950 Zanker Road, San Jose, California 95134
                  --------------------------------------------
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (408) 434-0600
                                                    --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

             At March 31, 1995, the registrant had 17,564,257 shares
                          of common stock outstanding.

================================================================================


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



                                          PART I. - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                           CHIPS AND TECHNOLOGIES, INC.
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,             JUNE 30,
(Dollars in thousands except share amounts)                              1995                  1994
                                                                       -------                -------

ASSETS
Current Assets:
Cash and cash equivalents                                              $ 22,064              $ 17,372
Short-term investments                                                    4,969                 5,171
Accounts receivable, net of allowances for doubtful                       8,437*
   accounts of $1,009 and $1,269, respectively                           11,046
Inventory                                                                10,344                 5,845
Prepaid and other assets                                                  2,775                 3,100
                                                                       --------              --------
         Total current assets                                            51,198                39,925
Property and equipment, net                                              10,352                10,352
Other assets                                                                710                 1,050
                                                                       --------              --------
                                                                       $ 62,260              $ 51,300
                                                                       ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                       $  8,470              $  7,081
Current portion of capitalized lease obligations                            730                   571
Other accrued liabilities                                                 8,523                 6,850*
Accrued restructuring costs                                                --                   1,542
                                                                       --------              --------
Total current liabilities                                                17,723                16,044
Long-term capitalized lease obligations, less current portion               984                   100
Notes payable                                                               882                   919
Convertible debentures                                                    7,910                 7,910
                                                                       --------              --------
Total liabilities                                                        27,499                24,973
                                                                       ========              ========


Stockholders' Equity:
Convertible preferred stock, 58,000 and 123,000 shares issued and             1                     1
   outstanding
Common stock, 17,564,000 and 16,881,000 issued and outstanding              175                   169
Capital in excess of par value                                           62,019                59,222
Notes receivable from officer                                              (105)                 --
Retained deficit                                                        (27,329)              (33,065)
                                                                       --------              --------
         Total stockholders' equity                                      34,761                26,327
                                                                       --------              --------
                                                                       $ 62,260              $ 51,300
                                                                       ========              ========


* Accounts have been reclassified for comparative purposes (see Note 2) See notes to Unaudited Condensed Consolidated Financial Statements



                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             MARCH 31,                        MARCH 31,
(In thousands except per share amounts)              1995              1994           1995             1994
                                                   --------         --------         --------         --------

Net sales                                          $ 27,231         $ 14,442         $ 70,881         $ 58,051

Cost of sales and other manufacturing expenses       16,866            9,269           44,019           36,442
                                                   --------         --------         --------         --------

Gross margin                                         10,365            5,173           26,862           21,609

Operating expenses
    Research and development                          3,216            2,598            9,510            9,205
    Marketing and selling                             3,754            2,596            9,489            8,627
    General and administrative                        1,112            1,260            3,309            4,255
    Restructuring recovery                             --               (372)          (1,429)            (372)
                                                   --------         --------         --------         --------

Total operating expenses                              8,082            6,082           20,879           21,715

Income (loss) from operations                         2,283             (909)           5,983             (106)
Interest income and other, net                           60            1,072              304            1,427
                                                   --------         --------         --------         --------

Income before taxes                                   2,343              163            6,287            1,321

Provision for income taxes                             (234)             (16)            (551)            (132)
                                                   --------         --------         --------         --------

Net Income                                         $  2,109         $    147         $  5,736         $  1,189
                                                   ========         ========         ========         ========


Net income per share
      Primary                                      $   0 11         $   0 01         $   0 32         $   0 07
                                                   ========         ========         ========         ========
      Fully diluted                                $   0 11         $   0 01         $   0 31         $   0 07
                                                   ========         ========         ========         ========


Shares used in per share calculation
      Primary                                        18,902           17,492           18,215           16,720
                                                   ========         ========         ========         ========
      Fully diluted                                  20,290           17,492           18,719           16,721
                                                   ========         ========         ========         ========



See notes to Unaudited Condensed Consolidated Financial Statements



                                           CHIPS AND TECHNOLOGIES, INC.
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
(In thousands)                                                                    1995              1994
                                                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $  5,736          $  1,189

Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                    2,002             2,721
  Provision for losses on accounts receivable                                        225               676
  Provision for losses on inventory                                                1,112               409
  Gain on sale of investments, net                                                  --                (939)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                                                           (2,834)              504
    Inventory                                                                     (5,611)           (2,146)
    Accounts payable                                                               1,389            (1,686)
    Other assets and liabilities                                                   1,427               294
    Accrued restructuring costs                                                     (498)          (10,308)
                                                                                --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                2,948            (9,286)
                                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (2,190)           (1,264)
  Sale of short-term investments                                                     155             6,436
  Sale of stock investment                                                          --               2,014
  Disposition of fixed assets                                                        199             1,236
                                                                                --------          --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (1,836)            8,422
                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to capital lease obligations, net of principle payment                 1,043            (3,218)
  Proceeds from (repayment of) note payable principle                                (37)              929
  Proceeds from issuance of stock                                                  2,627             3,470
  Repayments of (issued to) officer loans                                           (100)               35
                                                                                --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          3,533             1,216
                                                                                --------          --------
Net increase in cash and cash equivalents                                          4,645               352
Cash and cash equivalents at beginning of period                                  17,372            20,742
                                                                                --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 22,017          $ 21,094
                                                                                ========          ========

Supplemental disclosure cash flow information:
Cash paid during the period for:
   Interest                                                                     $    528          $    396
   Income taxes                                                                      181                38

Supplemental noncash financing activities:
Additions under capital lease obligations                                          1,806              --
Conversion of preferred stock to common stock                                         65              --


See notes to Unaudited Condensed Consolidated Financial Statements


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1994, included in the Company's 1994 Annual Report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.


NOTE 2.  REVENUE RESERVES

Beginning in the first quarter of fiscal 1995, the Company reclassified deferred distributor income. Previously classified as current liabilities, deferred distributor income is now classified as a reduction to accounts receivable.


NOTE 3.  STOCK INVESTMENT

The Company currently holds a minority preferred stock investment in Nexgen, Inc. During April 1995, Nexgen, Inc. filed for a public offering of equity securities. Should this public offering take place, the Company's preferred stock investment will be converted to common stock and the fair market value of the Company's equity investment will be recorded in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt & Equity Securities." The Company's equity investment is subject to lock-up provisions restricting the sale of the securities for 180 days after the public offering.


NOTE 4.  ACCRUED RESTRUCTURING COSTS

During the second quarter of fiscal 1995, the restructuring plans that were undertaken in prior years were substantially completed. As a result, the Company recorded the reserve balance of $0.2 million as income. During fiscal 1995, the Company took charges against the reserves relating primarily to consolidations of operations activities, which consisted of the costs of closure of certain foreign sales offices and estimated litigation costs. The following table summarizes the status of the restructuring reserves at March 31, 1995:

 (In thousands)             Consolidations of     Reduction of
                            Operations & other      Workforce         Total
                            ------------------      ---------         -----

Balance at 6/30/94                $ 1,442          $   100          $ 1,542
Charges against reserves           (1,258)            (100)          (1,358)
Reversal of provision                (184)            --               (184)
                                  -------          -------          -------
Balance at 03/31/95               $  --            $  --            $  --
                                  =======          =======          =======


NOTE 5.  NET INCOME PER SHARE

Shares used in the  computation of primary net income per share are based on the weighted average number of common shares  outstanding plus dilutive common stock
equivalents.   The  fully  diluted  computation  also  includes  other  dilutive convertible  securities.  Primary and fully  diluted  income per share have been determined as follows:


                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            MARCH 31                     MARCH 31
(In thousands except per share amounts)                                1995           1994          1995          1994
                                                                      -------       -------       -------       -------

PRIMARY EARNINGS PER SHARE:

Net income                                                            $ 2,109       $   147       $ 5,736       $ 1,189
Interest saving on convertible debenture                                 --               5            44            21
                                                                      -------       -------       -------       -------
Adjusted income for calculation of earnings per share                 $ 2,109       $   152       $ 5,780       $ 1,210
                                                                      =======       =======       =======       =======


Average number of common and common equivalent shares:
   Weighted average common shares outstanding                          17,479        16,621        17,157        16,142
   Dilutive common stock equivalents:
      Common stock options and warrant, using treasury stock method     1,365           748         1,000           455
      Convertible preferred stock                                          58           123            58           123
                                                                      -------       -------       -------       -------
Common and common equivalent shares used in the
   calculation of net income per share:                                18,902        17,492        18,215        16,720
                                                                      =======       =======       =======       =======


Primary earnings per share:                                           $  0 11       $  0 01       $  0 32       $  0 07
                                                                      =======       =======       =======       =======


FULLY DILUTED EARNINGS PER SHARE

Net Income                                                            $ 2,109       $   147       $ 5,736       $ 1,189
Interest saving on convertible debenture                                  151             5          --               5
                                                                      -------       -------       -------       -------
Adjusted income for calculation of earnings per share                 $ 2,260       $   152       $ 5,736       $ 1,194
                                                                      =======       =======       =======       =======


Average number of common and common equivalent shares:
   Weighted average common shares outstanding                          17,479        16,621        17,157        16,142
   Dilutive common stock equivalents:
        Common stock options & warrant, using treasury stock method     1,365           748         1,504           456
        Convertible preferred stock                                        58           123            58           123
   Convertible debentures
                                                                        1,388             *             *             *
                                                                      -------       -------       -------       -------

Common and common equivalent shares used in the
   calculation of net income per share:                                20,290        17,492        18,719        16,721
                                                                      =======       =======       =======       =======


Fully diluted earnings per share:                                        0 11          0 01          0 31          0 07
                                                                      =======       =======       =======       =======


*Antidilutive


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


OVERVIEW

Net revenues for the third quarter of fiscal 1995 increased 17% from the prior quarter and 89% from the same quarter a year ago. The gross margin percentage for the third quarter of fiscal 1995 improved slightly compared to the same quarter in the prior year. Revenues from graphics controllers continue to represent the majority of the Company's revenues. Operating expenses in the third quarter of fiscal 1995 have increased in absolute dollars compared to the same quarter a year ago largely due to higher sales commissions and R & D expenses.


NET REVENUE

Net revenues for the third quarter of fiscal 1995 were $27.2 million, an increase of 89% from $14.4 million reported for the third quarter of fiscal 1994. Net sales for the first three quarters of fiscal 1995 were $70.9 million, an increase of 22% from $58.1 million reported for the same period of fiscal 1994. The increase in net revenues for both the third quarter of fiscal 1995 and the first three quarters of fiscal 1995 was due to significant increases in unit shipment volume of flat panel graphics controllers. Revenue from graphics products comprised 71% of sales for the first three quarters of fiscal 1995 compared to 58% of sales in the same period of fiscal 1994.


GROSS MARGIN

Gross margin was 38% in the third quarter of fiscal 1995 compared to 36% for the third quarter of fiscal 1994. For the first three quarters of fiscal 1995, the gross margin was 38% compared to 37% for the same period of fiscal 1994. The improvement in gross margin was mainly due to reductions in manufacturing expenses and lower inventory obsolescence.


RESEARCH AND DEVELOPMENT EXPENSES

R&D expenses were $3.2 million in the third quarter of fiscal 1995, an increase of $0.6 million from the third quarter of fiscal 1994. R & D expenses were $9.5 million for the first three quarters of fiscal 1995, an increase of $0.3 million from the same period of fiscal 1994. R & D expenses as a percentage of net revenues were 12% and 18% in the quarters ended March 31, 1995 and 1994, respectively. R&D spending may fluctuate from quarter to quarter due to the timing of spending on prototype fabrication. The Company intends to continue investing in new product development and its modular high level design methodology and expects these expenditures to increase in absolute amounts.


SALES AND MARKETING EXPENSES

Sales and marketing expenses were $3.8 million in the third quarter of fiscal 1995, an increase of $1.2 million from the third quarter of fiscal 1994. Sales and marketing expenses were $9.5 million for the first three quarters of fiscal 1995, an increase of $0.9 million from the same period of fiscal 1994. Sales and marketing expenses increased primarily due to higher commissions paid to sales representatives as the result of higher revenues. Sales and marketing expenses as a percentage of net revenues were 14% and 18% in the quarters ended March 31, 1995 and 1994, respectively. The Company expects that sales and marketing expenses will increase in absolute amounts during the fourth quarter of fiscal 1995.


GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses were $1.1 million in the third quarter of fiscal 1995, a decrease of $0.2 million compared to the third quarter of fiscal 1994. G & A expenses were $3.3 million in the first three quarters of fiscal 1995, a decrease of $1.0 million for the same periods of fiscal 1994. The lower expenses are largely due to reductions in headcount, depreciation costs and bad debt provisions. The Company expects that G & A expenses will remain flat during the fourth quarter of fiscal 1995.


RESTRUCTURING COSTS

During the first two quarters of fiscal 1995, the Company recognized $1.4 million as income against its restructuring provision. $1.2 million of this amount represented the final principal payment against a note receivable recorded in respect of the sale of certain of the Company's product lines which were discontinued and fully reserved in fiscal 1993. Because the restructuring plans which were reserved for in prior years were substantially completed, the Company also recorded the remaining reserve balance of $0.2 million to income in the second quarter of fiscal 1995.


INTEREST INCOME AND OTHER, NET

Other income for the first three quarters of fiscal 1995 was $0.3 million compared to $1.4 million for the same period of fiscal 1994. During the third quarter of fiscal 1994, the Company recorded a net gain of approximately $0.9 million as the result of selling common stock investments and making provisions against the value of other investments.


INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company utilizes the net operating loss carryforward to offset a significant portion of the Company's income taxes. The estimated tax rate reflects certain alternative minimum tax and state tax obligations.


LIQUIDITY AND CAPITAL RESOURCES

Due to the completion of most of the Company's restructuring during fiscal 1994, usage of cash for restructuring programs was not significant for the first three quarters of fiscal 1995. The Company funded payment for its restructuring programs through existing working capital resources.

During the first three quarters of fiscal 1995, accounts receivable increased $2.6 million, inventory increased $4.5 million and current liabilities increased $1.7 million. Accounts receivable increased because of higher sales during the quarter. Increases in inventory are due to the higher levels of inventory maintained for the Company's portable graphics controller products. Current liabilities increased primarily due to an increase in accounts payable and other accrued expenses; the increases are partially offset by the completion of the Company's restructuring program. Long term debt increased $0.8 million during the third quarter of fiscal

1995 as the result of additional capital lease financing for certain equipment expenditures. The Company has $1.7 million in standby letters of credit outstanding to secure its capital lease financing arrangement.

The Company has two revolving line of credit agreements allowing borrowings of up to $13.0 million at the banks' reference rates. There were no borrowings outstanding against these lines at March 31, 1995 and both agreements expire in October 1995. Based on the current levels of working capital and available borrowing capacity, the Company believes that its present capital resources are sufficient to meet its needs for the remainder of the fiscal year.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company anticipates its revenues will continue to increase in the fourth quarter of fiscal 1995. The largest portion of the Company's sales is comprised of portable graphics controllers and the Company expects that the majority of its revenues over the next quarter will be from sales of portable graphics controllers. However, the Company's revenues are directly affected by customer demand for its products. Customer demand fluctuates, sometimes dramatically, based on the customers' buildup of internal inventory, seasonal factors, and product transitions, among other things. While the Company makes every effort to be consistently informed of customers' expected demand for its products, customers from time to time make unexpected changes in product purchasing forecasts and in existing orders. Customer rescheduling, reduction of quantities of products ordered and cancellations of orders could have a material adverse impact on the Company's revenues and results of operations.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. Many factors affect and could adversely impact design wins, including internal scheduling delays, choices of features, aggressive competition, changes in staffing at customers, and intangible factors affecting customer relationships. To the extent that the Company is unable to retain existing designs or to acquire new design wins and the associated revenues generated from them for the Company's existing and future products, there could be a material adverse effect on the Company's results of operations.

The Company believes it currently maintains a leadership position in the portable graphics controller market and anticipates its competition may aggressively price alternative solutions to attempt to gain or maintain market position. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, gross margins achieved during the first three quarters of fiscal 1995 may not be sustainable. The
Company expects gross margin percentages for the next quarter will remain relatively stable compared to the first three quarters of fiscal 1995. The Company anticipates its future operating expenses, including sales commissions and research and development expenses, will increase in absolute dollar amounts over the next quarter. However, the Company believes that operating expenses from ongoing operations will decline as a percentage of sales over the next quarter.

Because the Company uses subcontract vendors for the manufacture of its products, the Company must place orders with its suppliers far in advance of shipment to its end customers. The reliance on subcontract vendors presents risks including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply and reduced control over product costs and manufacturing yields. Long production lead times and limited control over the manufacturing process could adversely affect the Company to the extent it is not able to anticipate its inventory supply requirements and as a result generates excess or insufficient product inventories. The majority of the Company's current products are implemented in 0.8 micron semiconductor process fabrication technology. The Company expects most of its new products to utilize
0.6 and 0.5 micron geometries in order to achieve high performance and lower production costs. The semiconductor industry has historically passed through periods of both surplus and deficits in available fabrication capacity. In addition, scarcity of advanced process technologies and fabrication capacity is often limited until the technology matures. Due to the Company's use of advanced process technology and sub contract vendors, inability to obtain sufficient supplies of advanced semiconductor fabrication processes could have a materially adverse effect on the Company's operating results.

The Company's business is currently heavily concentrated in the portable computer market. The Company's future operating results could be adversely affected by various factors beyond its control that could impact that marketplace. Such factors include: slower than anticipated growth in demand for portable computers, market demand for features or capabilities other than those anticipated by the Company and its OEM customers, and shortages of key components not supplied by the Company.

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


Item 4   Submission of Matters to a Vote of Security Holders      Not applicable


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


                                   CHIPS AND TECHNOLOGIES, INC.
                                   (Registrant)



                                   /s/ James F. Stafford
                                   ---------------------------------------------
                                   James F. Stafford
                                   President & Chief Executive Officer



                                    /s/ Timothy R. Christoffersen
                                   ---------------------------------------------
                                   Timothy R. Christoffersen
                                   Vice President of Finance
                                   Chief Financial Officer and
                                   Principal Accounting Office

Date:    May 11, 1995

                                INDEX TO EXHIBITS
 Exhibit
  Number                           Description                             Page
  ------                           -----------                             ----

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
              Company and The  Equitable  Life  Assurance  Society  dated
              September 10, 1993.

10.2  (6) *   First  Amended  1988  Nonqualified  Stock  Option  Plan for
              Outside Directors dated October 1, 1993.

10.3  (2) *   Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10.4  (4) *   Confidential  Termination  Agreement and General Release of
              Claims  between  the Company  and Nancy S.  Dusseau,  dated
              September 1, 1993.

10.5  (4) *   Confidential  Termination  Agreement and General Release of
              Claims  between the Company and Jeffrey H.  Grammer,  dated
              September 2, 1993.

10.6  (4) *   Confidential   Resignation  and  Consulting  Agreement  and
              General Release of Claims between the Company and Gordon A.
              Campbell dated September 30,1993.

10.7  (4)     Convertible  Promissory  Notes and Preferred Stock Purchase
              Agreement dated as July 16, 1992.

10.8  (4)     Amendment to  Convertible  Promissory  Notes and  Preferred
              Stock Purchase Agreement.

10.9  (4)     Form of  Convertible  Subordinated  Debentures Due June 30,
              2002.

10.10 (4)     Amendment  to 8 1/2%  Convertible  Subordinated  Debentures
              Due, June 30, 2002.

10.11 (5)     Agreement for Sale and Purchase of Assets between Techfarm,
              Inc. and Chips and Technologies,  Inc., dated September 24,
              1993.

10.12 (8)     Restated  Secured   Promissory  Note,   Secured  Continuing
              Guarantee, and Restated Loan and Security Agreement between
              Techfarm, Inc. and Chips and Technologies, Inc. dated March
              31, 1994.

10.13 (8) *   Promissory  note to the  Company  from Keith  Angelo  dated
              August 1, 1994.

10.14 (8) *   Independent   Contractor  Services  Agreement  between  the
              Company and Henri Jarrat dated August 11, 1994.

10.15 (9) *   Amended and restated 1994 stock option plan dated  November
              10, 1994

10.16 (9) *   Key employee bonus plan dated November 8, 1994

27. 0         Financial  Data  Schedule  for the quarter  ended March 31,
              1995 16


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

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(7)     Incorporated  by  reference  to   Registration   Statement  No.  33-8005
        effective October 8, 1986.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994.

* Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and Technologies, Inc.