Form 10-K405
period 1995-06-30
CHIPS & TECHNOLOGIES INC
filed 1995-09-22
CIK 767965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended June 30, 1995 or

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
                              YES   X       NO
                                 -------      -------

Indicate by check mark if disclosure of delinquent Filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $278,014,894 as of August 31, 1995.

On August 31, 1995 there were 20,219,265 shares of Common Stock of the Company outstanding.

The Index to Exhibits is listed on pages 30 and 31 of this Annual Report on Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on November 9, 1995, (the "Proxy Statement")
================================================================================

                                     PART I

ITEM 1.  Business

General

Chips and Technologies, Inc., (the "Company" or "CHIPS") was incorporated as a California corporation in December 1984. The Company was subsequently reincorporated as a Delaware corporation in August 1986. The Company's initial public offering occurred in October 1986. The Company develops and markets very large scale integrated ("VLSI") circuit devices for the personal computing industry. The Company's products incorporate features and technology that allow its customers to rapidly design and introduce computing systems with compelling combinations of performance and functionality.

The Company's strategy includes timely delivery of cost effective products for the market leaders in the personal computing industry. The Company has continued to target its efforts at the market leaders in the PC industry. These efforts have resulted in adoption of the Company's products by customers such as Apple Computer, Hewlett-Packard, IBM, NEC Technologies and Toshiba, among others.

The Company develops video controllers and core logic devices for personal computers. The Company's video products provide functions that support major industry display standards such as VGA & SVGA and address both portable and desktop computing applications. Portable applications generally consist of notebook and sub-notebook computers. Desktop applications are characterized by the traditional CRT video display. The Company's core logic products provide the circuitry that implements the digital pathways of a personal computer and support industry standard bus and processor architectures such as ISA, VL, PCI and the X86 series of microprocessors. As part of its core logic portfolio, the Company also provides complementary devices that implement standard communications protocols through serial and parallel ports to allow the interface to the PC of peripheral devices such as disk drives, printers and modems.


Industry Overview

The personal computing industry has rapidly expanded as system manufacturers have continued to provide increasing performance and functionality at lower prices. CHIPS was a pioneer in the development of the industry, providing many of the technical innovations that allowed the market for IBM-compatible computers to prosper.

CHIPS was an early supplier of VLSI solutions, now called "chipsets", which allowed a variety of manufacturers to rapidly introduce cost effective personal computers compatible with the then emerging IBM AT industry standard architecture. This simplified the design of the PC and allowed manufacturers to bring products to market without investing large amounts of internal resources in the development of significant portions of the PC electronics.

Many changes have occurred in the industry since its genesis in the 1980's. The majority of PC manufacturers now use independent suppliers to provide core logic and video VLSI solutions. Widespread adoption of this business model has created a large market opportunity which has attracted numerous competitors. The Company faces strong competitive forces in all its product areas and believes its future success will be based upon the following factors: delivery of products with compelling performance and functionality, rapid development and timely introduction of new products, maintenance of customer relationships with market-leading PC manufacturers, obtaining sources of supply at competitive costs and access to advanced semiconductor process technologies.


Product Lines

Overview

The Company divides its business into product families focused on two segments of the personal computer market portable and desktop products. In the portable product family, the company supplies graphics controllers which provide display capabilities for flat panel displays used in portable PC's. In the desktop product family, the Company provides graphics controllers for CRT displays and core logic semiconductor devices.

Portable Graphics Controllers

The market for portable graphics controllers has grown rapidly as the popularity of portable computers has increased. The portable computing segment of the market is the fastest growing portion of the PC industry, and most industry projections estimate that portable computers will comprise an increasingly larger portion of total PC shipments. The most common portable computing devices are notebook and sub-notebook computers. The majority of these computers contain a built-in flat panel (LCD) display. Advances in the portable market have most recently revolved around improvements in display size and quality, power consumption, miniaturization and performance. Advances in portable computing technology suggest that portable PCs will eventually have performance and functionality equivalent to the traditional desktop PC.

The Company markets a family of portable display controllers which offer different combinations of features and performance to meet the varying requirements of portable PCs. This product family addresses key customer requirements with high component-level integration through the incorporation on chip of a RAMDAC ( random access memory digital-to-analog converter) and clock synthesizer, support of both TFT and STN flat panel displays, GUI acceleration capabilities built into the chip hardware, and low power consumption. The Company intends to introduce its next family of portable graphics controllers during fiscal year 1996. This new family of products is being designed to bring desktop levels of graphics performance and capabilities to the portable PC. The new family will be based on a 64 bit graphics engine and will contain built in multimedia features that will aid full motion video and MPEG playback. The Company believes that portable computers are evolving into replacements for traditional desktop computers and that this transition will demand desktop-level graphics capabilities from the portable display controller.

The Company's portable graphics controller customers include major PC manufacturers and subcontract manufacturers of notebook and sub-notebook computers. The customer design-in process for a portable computer tends to be more complex than that of a desktop PC. The Company supports its customers' design process by providing a complete chip and software solution. Software BIOS and application software drivers are a critical part of the integrated hardware and software solution the Company provides. A customer's development investment in software for a portable computer is becoming increasingly important, particularly in light of industry transitions to new system software such as Windows(TM) 95. The Company's software product offering complements its chip product families by providing high performance, compatibility among different chip family products and support for major operating systems and applications such as Windows 3.1, Windows NT, OS/2 and Windows 95. The Company provides ongoing technical applications support throughout the customer's design and manufacturing process, as well as demonstration and development system boards.

Desktop Products

The overwhelming prevalence of Microsoft(R) Windows as a graphical user interface ("GUI") software environment for IBM-compatible PCs has driven changes in end user requirements for CRT display capabilities. The graphically intensive nature of Windows software has placed additional demands on the electronic components of the personal computer. In standard PC VGA graphics display controller implementations, the computer's microprocessor is burdened with the additional requirement of processing Windows functions, leading to slower video image display and decreased user productivity. This deficiency has been alleviated by adding hardware based video acceleration capabilities to the graphics display controller, resulting in faster video display processing for Windows and other GUI software applications.

The Company introduced its first single chip GUI accelerator CRT graphics controller during fiscal 1994. The Company's desktop graphics controller products offer customers a high performance solution at competitive system level costs through high levels of integration by providing a GUI accelerator hardware engine as well as RAMDAC and clock synthesizer circuitry in a single chip.

The primary functions of a personal computer are provided by a circuit board called the motherboard, which generally contains the microprocessor, memory, core logic and other peripheral control devices. The core logic devices control the transfer of digital data within the personal computer by managing the communications among the microprocessor, memory, system bus and peripherals. The microprocessor of an IBM-compatible PC is based on an "X86" architecture, commonly referred to by product family names such as 486 or Pentium(TM). The system bus management function of the core logic device implements the protocols enabling compatibility with industry standard bus interfaces such as Industry Standard Architecture ("ISA") and Peripheral Component Interconnect ("PCI").

The Company's core logic products consist of devices that support a range of X86 processor families. These devices implement their core logic circuitry for the majority of applications in one or two chips. The Company also maintains a family of products that complement its core logic devices and implement the peripheral functions on the motherboard, such as serial and parallel communication protocols and disk drive interface control. The Company's core logic products also include an innovative device that combines processor, core logic, graphics display controller and peripheral control functions on a single chip.

The Company's  desktop product strategy  includes  integrated  graphics and core logic product solutions. The Company has developed a unique approach to using computer memory called Unified Architecture(TM). The product approach integrates the Company's graphics and core logic technologies into a single product which performs the independent functions of both products, while potentially eliminating the need for extra graphics memory utilized on most computers. There are generally two types of memory on a computer system: main memory, which is the area used for running applications software, and graphics memory, which contains the display information presented on the video monitor. The Unified Architecture(TM) approach melds the operations of the graphics controller and core logic together in an innovative design such that separate graphics memory is no longer required. This product approach offers potentially substantial savings in system cost to the PC manufacturer. The Company anticipates offering products utilizing this architecture during calendar year 1996.

The  Company's   customers   for  desktop   products  are  primarily  PC  system
manufacturers, motherboard manufacturers and subcontract manufacturers. Its customer base also includes, to a lesser degree, industrial and embedded control application customers. The design-in process for desktop products is generally much shorter than for portable PCs due to the simplicity of design and standardization of many of the physical design factors. The Company supports the customer's design process by providing complementary software, development and demonstration boards and in many cases schematics and complete system board designs. The Company assists its customers throughout the design and manufacturing phases by providing technical applications and design support.


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

Sales to the Company's customers are usually made pursuant to specific purchase orders, which are cancelable or reschedulable within certain time frames without significant penalty. The Company recognizes sales to all customers except domestic distributors upon shipment of the product. Revenue is recognized upon the distributor resale for the Company's domestic distributors. The Company's distributors are generally allowed to return to the Company a portion of the products purchased by them. The Company maintains reserves for such potential returns.

Sales efforts are focused on the customers' technical and management groups responsible for new system designs. The Company provides direct application engineering support to its customers during the evaluation, design and production stages of the customer's product cycle to assist the customer in the implementation of the Company's products.

The Company's products are utilized by a number of leading personal computer manufacturers including Acer, Apple Computer, Digital Equipment, IBM, NEC Technologies and Toshiba. Sales to Toshiba and Apple Computer each accounted for 11% of the Company's total revenue for fiscal 1995. No customers accounted for greater than 10% of the Company's revenue for fiscal years 1994 and 1993. The
Company  is   continuing  to  expand  its  customer
base with key PC system manufacturers. However, the loss of a significant customer or a reduction in such customer's orders and sales could have a material adverse effect on the Company's results of operations.

Export sales were 47%, 56% and 48% of net sales for fiscal years 1995, 1994 & 1993, respectively. The Company's export sales are currently denominated in U.S. dollars. The proportion of export sales also reflects the strategy of certain PC system companies to manufacture or subcontract manufacture of their products in foreign countries. Export sales subject the Company to the exposures of international business, including government and foreign trade policies and local economic conditions.

Manufacturing

The majority of the Company's  current products are  manufactured  using 0.8 and
0.6 micron CMOS process technologies. The Company expects most of its new products to utilize 0.6 and 0.5 micron process geometries in order to achieve high performance and lower production costs. The Company subcontracts to independent suppliers the manufacture of its products. This strategy enables the Company to avoid the large capital investment and overhead expense associated with a captive semiconductor fabrication facility. Accordingly, the Company can focus on what it believes are its core strengths, namely the design and marketing of its products. Suppliers are not contractually bound to provide product other than for currently outstanding purchase orders. While the Company has been able to obtain production capacity sufficient to meet its demands, there can be no assurance that sufficient capacity will be available at all times in the future.

Certain of the Company's vendors deliver fully assembled and tested finished products. In this case, CHIPS purchases finished goods meeting its predetermined specifications. Other vendors provide only the silicon wafers, after which the Company manages the process of assembly and testing through other independent vendors. CHIPS maintains specific quality assurance programs for all vendors and supplies its vendors with detailed semiconductor test programs to verify its products during manufacture. The Company also requires its vendors to manufacture to a detailed set of specifications and parameters prior to accepting delivery of any products from its suppliers. The Company believes it maintains good relationships with its subcontract vendors. The Company also attempts to develop alternate vendor sources for its high volume products to increase available production capacity and to reduce the exposure caused by having a sole source for its products.

Research & Development

The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts focus on the design of new products and the enhancement of existing ones that will help to maintain or increase the Company's participation in various product areas. At June 30, 1995, the Company had approximately 78 employees engaged in research and development. Spending for research and development during fiscal 1995, 1994 and 1993 was $13.3 million, $11.8 million and $22.6 million, respectively. The decrease in research and development spending from 1993 to 1994 reflects the impact of the Company's restructuring programs that discontinued development efforts on product lines the Company determined were not part of its future product strategy. The Company expects its future research and development expenses to increase in absolute dollars as the Company will continue to invest in its product design methodology and future advanced technologies. The Company is developing and intends to introduce a new family of portable graphics controllers in fiscal 1996 and new products based on the Unified Architecture approach to computer memory in calendar 1996. The development and successful introduction of new products presents a variety of risks and there can be no assurance that these or other product development efforts will be completed at the time the Company expects, or that new products will be accepted in the marketplace.

Competition

The markets for the Company's products are characterized by intense competition. The Company expects the level of competition to increase. Competitive factors in the Company's markets include product features, product performance, price, timeliness of new product introductions, quality, software support and customer support. There can be no assurance that the Company will be able to compete effectively in these key areas and be successful relative to its competition. Advances by its competition in any of the areas mentioned may have a material adverse effect on the Company's results of operations.

The Company's competitors consist of both domestic and international companies. Some of these companies own semiconductor fabrication, assembly and test facilities, while others subcontract manufacturing in a manner similar to CHIPS. Some competitors have significantly greater financial, technical, marketing, manufacturing and distribution resources than the Company. To the extent these competitors are able to utilize these resources effectively in competing against the Company, there could be an impact on the future operating results of the Company.


Licenses, Patents and Trademarks

The Company attempts to protect its proprietary technology through the filing of patent applications and by the use of copyright, maskwork and trade secret protection and trademarks. The Company has been granted 65 U.S. and foreign patents covering various technical innovations. The Company also has 12 pending patent applications. The Company intends to continue to build and protect its intellectual property portfolio.

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


Backlog

The Company participates in an industry that is subject to short order and shipment lead times. As is common within the industry the Company participates in, customers may change or cancel orders and shipment schedules within certain periods with minimal penalties. In light of these factors, the Company does not consider backlog to be a reliable or meaningful indicator of the Company's operating results.


Employees

As of June 30, 1995 the Company had 180 employees, of whom 78 were engaged in research and development, 61 in marketing and sales, 25 in manufacturing and 16 in administration and finance. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. None of the Company's employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations are good.


ITEM 2.  Properties

The Company's corporate headquarters are located at 2950 Zanker Road in San Jose, California. The Company owns the land and the 170,000 square foot building on the site. The Company also owns two adjacent undeveloped lots, which it intends to sell, located at 2833 and 2841 Zanker Road in San Jose, California.

The  Company  leases  office  space  for  its  regional   direct  sales  offices
domestically in Georgia and Illinois and internationally in Taiwan and the United Kingdom.

The Company believes its facilities to be fully utilized and adequate for the Company's current operations. However, future growth in the Company's operations and staffing levels may affect the adequacy of the current facilities and require the assumption of additional facilities.

ITEM 3.  Legal Proceedings

None


ITEM 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The executive officers of the Company and their ages are as follows:

James F. Stafford                 51      President and Chief Executive Officer

Keith A. Angelo                   39      Vice President, Marketing

Lee J. Barker                     50      Vice President, Operations

Timothy R. Christoffersen         53      Vice President, Finance and Chief
                                          Financial Officer

Richard E. Christopher            48      Vice President, Sales

Morris E. Jones, Jr.              43      Senior Vice President and Chief
                                          Technical Officer

Lawrence A. Roffelsen             50      Vice President, Engineering

Jeffery Anne Tatum                45      Vice President and General Counsel

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

                                     PART II


Item 5.  Market for Registrant's Common Equity & Related Stockholder Matters

Price Range of Common Stock

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "CHPS". The following table sets forth high and low closing sale prices for the Common Stock as reported by National Quotation Bureau, Inc.

                                        Fiscal 1995              Fiscal 1994
                                    High          Low         High         Low
--------------------------------------------------------------------------------
First Quarter                     $ 5.375       $3.625       $6.00       $3.75
Second Quarter                      7.50         4.95         6.95        4.875
Third Quarter                       8.625        6.25         7.375       5.00
Fourth Quarter                     14.00         7.50         5.75        3.75
--------------------------------------------------------------------------------

The Company's present policy is to reinvest earnings in future operations. The Company has not paid and does not anticipate paying cash dividends in the foreseeable future. At July 31, 1995 there were 19,884,729 shares of Common Stock outstanding, held by approximately 1,031 stockholders of record.


Item 6.  Selected Financial Data


                                  SELECTED DATA



SELECTED FINANCIAL DATA


In thousands except per share amounts                              Year ended June 30,
                                            -------------------------------------------------------------
                                                1995         1994         1993         1992         1991
                                            -------------------------------------------------------------
Net sales                                   $ 104,731    $  73,444    $  97,874    $ 141,106    $ 225,088
Gross margin                                   39,856       26,480       24,725       16,961       82,496
Restructuring costs                            (1,429)        (372)      23,271        9,131         --
Income (loss) from operations                   9,748       (1,077)     (52,654)     (84,676)     (19,093)
Net income (loss)                               9,388        2,714      (49,055)     (63,873)      (9,624)
Net income (loss) per share                      0.47         0.16        (3.13)       (4.46)       (0.71)
Total assets                                   85,767       51,300       62,454      115,301      154,167
Long-term capital lease and notes payable       1,725        1,019        1,009        3,835        6,841
Convertible debentures                           --          7,910        7,910         --           --
Stockholders' equity                           65,696       26,327       19,677       65,327      114,459

                                     Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net Sales

The Company reported revenues of $104.7 million in fiscal 1995, an increase of 43% over $73.4 million in fiscal 1994 and 7% over $97.9 million in fiscal 1993. The increase in revenues in fiscal 1995 was mainly due to significant increases in unit shipments of portable graphics controllers. Net sales in fiscal 1994 were lower than in fiscal 1993 due to discontinuation of the Company's systems business and a reduction in the unit sales of mature core logic and processor products. The majority of the Company's sales are derived from portable graphics controller products which comprised 65%, 47% and 20% of the Company's sales in fiscal 1995, 1994 and 1993, respectively.

Export sales are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales were 47%, 56% and 48% of net sales for fiscal years 1995, 1994 and 1993, respectively. Sales to foreign customers are denominated in US dollars. Sales to Toshiba and Apple Computer each accounted for 11% of the Company's sales for fiscal 1995. No customers accounted for greater than 10% of the Company's sales for fiscal years 1994 and 1993.


Gross Margin

The gross margin percentage was 38% in fiscal 1995, compared to 36% in fiscal 1994 and 25% in fiscal 1993. The gross margin in fiscal 1995 improved compared to fiscal 1994 and fiscal 1993 primarily from a more favorable product mix and improved overhead absorption from higher sales volume. The Company expects the gross margin percentage will remain at approximately the same level during the next two quarters.


Research and Development Expenses

R&D expenses were $13.3 million, $11.8 million and $22.6 million in fiscal years 1995, 1994 and 1993, respectively. The decrease in fiscal 1994 from fiscal 1993 was primarily attributable to lower headcount and fewer and more focused product development projects. The Company expects R & D expenditures to increase in absolute dollars as it invests in both new hardware and software product development. In addition, the Company intends to leverage and expand upon its TechBlock(TM) design methodology with the addition of new graphics technologies such as 3D & MPEG. R & D expenses as a percentage of net revenues were 13%, 16% and 23% in fiscal years 1995, 1994 and 1993, respectively. The Company expects the R & D expenses as a percentage of net revenues will remain stable or increase slightly during the next two quarters.


Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $18.2 million, $16.1 million and $31.5 million in fiscal years 1995, 1994 and 1993, respectively. The increase in absolute dollars from fiscal 1994 to fiscal 1995 was primarily due to higher commissions paid to sales representatives as the result of higher revenues. The reduction in expenses in fiscal 1994 compared to fiscal 1993 was primarily due to reductions in legal services and headcount costs as a result of the Company's restructuring plans, its strategy of targeting major PC system manufacturers and increased focus on core product technologies. Selling, General and Administrative expenses as a percentage of net revenues were 17%, 22% and 32% in fiscal years 1995, 1994 and 1993, respectively. The Company expects that Selling, General and Administrative expenses as a percentage of net revenues will decline during the next two quarters.

Restructuring Costs

The Company recognized $1.4 million and $0.4 million as income against its restructuring provision in fiscal years 1995 and 1994, respectively. The Company received $1.2 million in fiscal 1995 and $0.4 million in fiscal 1994 as principal payments against a note receivable recorded in respect of the sale of certain of the Company's product lines which were discontinued and fully reserved in fiscal 1993. The note was paid in full in November, 1994. Because the restructuring plans which were reserved for in prior years were substantially completed, the Company also recorded the remaining reserve balance of $0.2 million as income in fiscal 1995.

The Company recorded $23.3 million to restructuring costs in fiscal 1993 mainly related to reserves for discontinuation of certain product lines, facility consolidations and employee severance.


Interest Income and Other, Net

Interest and other income was $0.6 million in fiscal 1995 compared to $1.7 million in fiscal 1994 and $3.6 million in fiscal 1993. Fiscal 1994 other income included $0.9 million from the sale of investments. Fiscal 1993 other income consisted mainly of cash received in settlement of litigation.


Income Taxes

The Company recorded $1.0 million of income tax provisions in fiscal 1995 based upon an estimate of its annual effective tax rate. The Company utilizes its net operating loss carryforward to offset a significant portion of its income taxes. The estimated tax rate reflects certain alternative minimum tax and state tax obligations.

The Company recorded $2.1 million in tax benefits in fiscal 1994. The Company resolved a number of tax issues in fiscal 1994 and, as a result, recorded a tax benefit of $2.2 million related to taxes which were previously provided for these issues. Financial Accounting Standard No. 109 "Accounting for Income Taxes," has been applied for all periods presented and a valuation allowance has been established for any deferred tax assets for which realization is not reasonably assured.


Liquidity and Capital Resources

During fiscal 1995, the Company generated $3.3 million of net cash and cash equivalents from its operating activities as compared to net usage of $8.4 million during fiscal 1994 and generation of $9.3 million during fiscal 1993. Cash was generated in fiscal 1995 primarily from increases in operating income, partially offset by increases in accounts receivable and inventories. The usage of cash in fiscal 1994 was primarily the result of execution of the restructuring plans announced in early fiscal 1994, consisting of payments made for settlement of lease obligations and employee severance. The generation of cash in fiscal 1993 was mainly due to the receipt of a federal tax refund of $28.3 million and proceeds of a subordinated debt offering of $10.3 million, offset by cash consumed by operations.

Cash, cash equivalents and short term investments were $46.0 million on June 30, 1995, an increase of $23.5 million compared to $22.5 million on June 30, 1994. During the same periods, accounts receivable, inventory and current liabilities increased $6.3 million, $5.8 million and $2.3 million, respectively. The increase in cash, cash equivalents and short term investments in fiscal 1995 was mainly due to recognition of the market value of Nexgen common stock held by the Company (see Note 1- Cash Equivalents and Short-term Investments) and cash generated from operating income. Accounts receivable and inventory increased due to the working capital required from the increases in revenues. Current liabilities increased primarily due to an increase in accounts payable and other accrued expenses; the increases were partially offset by the completion of the Company's restructuring program. Long term debt was $1.7 million on June 30, 1995, a decrease of $7.2 million compared to $8.9 million on June 30, 1994. The decrease was mainly due to the conversion of all outstanding subordinated debentures into common stock in June 1995; the decrease was partially offset by increases in capital lease financing.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has two line of credit agreements allowing borrowing of up to $13 million expiring in October 1995. Subsequent to June 1995, the Company has commitments from three banking institutions for a combined total of $21 million in unsecured lines of credit. The line of credit agreements expire at various times from August 1996 through August 1997. There was no borrowing against line of credit agreements as of June 30, 1995. The Company's line of credit agreements contain certain covenants related to financial performance and condition. Based on current levels of working capital and available borrowing capacity, the Company believes that its present capital resources are sufficient to meet its needs for the next fiscal year.

Factors Affecting Future Operating Results

The Company anticipates its revenues will continue to increase over the next two quarters. The largest portion of the Company's sales is comprised of portable graphics controllers and the Company expects that the majority of its revenues over the next two quarters will be from sales of those products. The Company's future operating results could be adversely affected by various factors beyond its control that could impact the portable computer market. Such factors include: slower than anticipated growth in demand for portable computers, market demand for features or capabilities other than those anticipated by the Company and its OEM customers, and shortages of key components not supplied by the Company.

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

The Company believes it currently maintains a leadership position in the portable graphics controller market and anticipates its competition may aggressively price alternative solutions to attempt to gain or maintain market position. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, gross margins achieved during fiscal 1995 may not be sustainable. The Company expects gross margin percentages for the next two quarters will remain relatively stable compared to the previous quarter. The Company anticipates its future operating expenses, including sales commissions and research and development expenses, will increase in absolute dollar amounts over the next two quarters. However, the Company believes that operating expenses will remain relatively stable or decline slightly as a percentage of sales over the next two quarters.

The Company uses subcontract vendors for the manufacture of its products. The reliance on subcontract vendors presents risks including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply, and reduced control over product costs and manufacturing yields. The Company must place orders with its suppliers far in advance of shipment to its end customers. Long production lead times and limited control over the manufacturing process could adversely affect the Company to the extent it is not able to anticipate its inventory supply requirements and as a result generates excess or insufficient product inventories.

The majority of the Company's current products are implemented in 0.8 micron semiconductor process fabrication technology. The Company expects most of its new products to utilize 0.6 and 0.5 micron geometries in order to achieve high performance and lower production costs. The semiconductor industry has historically passed through periods of both surplus and deficits in available fabrication capacity. The Company believes that the worldwide semiconductor industry is currently in a period of rapid growth. Demands on available foundry manufacturing supply have increased and thus available production capacity has become increasingly limited, particularly at advanced process geometries of 0.6 and 0.5 micron. In addition, advanced process technologies and fabrication capacity are often limited until the technology matures. Due to the Company's use of advanced process technology and subcontract vendors, inability to obtain sufficient supplies of advanced semiconductor fabrication processes could have a materially adverse effect on the Company's operating results. To the extent that the Company is not able to meet its customers' production requirements and those customers then decide to use competitors' products, the resulting loss of business could have an adverse effect on the Company's operating results.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
                                                                           Page

Report of Independent Accountants ......................................   15

Consolidated Statements of Operations for the three year period ending
June 30, 1995 ..........................................................   16

Consolidated Balance Sheets for the two year period ending June 30, 1995   17

Consolidated Statements of Cash Flow for the three year period ending
June 30, 1995 ..........................................................   18

Consolidated Statements of Stockholders Equity for the three year period
ending June 30, 1995 ...................................................   19

Notes to Consolidated Financial Statements .............................   20-25

Report of Independent Accountants on Financial Statement Schedule ......   27


Supplementary Data

QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                                 Three months ended
                                    --------------------------------------------
In thousands except                 June 30,   March 31,    Dec. 31,   Sept. 30,
per share amounts                     1995        1995        1994        1994
                                    -------------------------------------------
Net sales                           $33,850     $27,231     $23,277     $20,373
Gross margin                         12,994      10,365       8,859       7,638
Income from operations                3,765       2,283       2,500       1,200
Net income                            3,652       2,109       2,371       1,256
Net income per share                   0.18        0.11        0.13        0.07


                                                 Three months ended
                                    --------------------------------------------
                                     June 30,    March 31,   Dec. 31,  Sept. 30,
                                       1994         1994       1993       1993
                                    --------------------------------------------
Net sales                            $15,393    $14,442     $22,438     $21,171
Gross margin                           4,871      5,173      8,378        8,058
Income (loss) from operations           (971)      (909)       791           12
Net income                             1,525        147        720          322
Net income per share                    0.09       0.01       0.04         0.02

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chips and Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flow present fairly, in all material respects, the financial position of Chips and Technologies, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/ PRICE WATERHOUSE LLP
------------------------

Price Waterhouse LLP
San Jose, California
July 20, 1995

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended June 30,
In thousands except per share amounts           1995         1994         1993
-------------------------------------        ----------------------------------

Net sales                                    $104,731      $73,444     $ 97,874

Cost of sales and other manufacturing
   expenses                                    64,875       46,964       73,149
                                             ----------------------------------

Gross margin                                   39,856       26,480       24,725

Operating expenses
    Research and development                   13,344       11,793       22,633
    Selling, general and administrative        18,193       16,136       31,475
    Restructuring costs                        (1,429)        (372)      23,271
                                             ----------------------------------

Total operating expenses                       30,108       27,557       77,379

Income (loss) from operations                   9,748       (1,077)     (52,654)
Interest income and other, net                    597        1,735        3,599
                                             ----------------------------------

Income (loss) before taxes                     10,345          658      (49,055)

Benefit (provision) for income taxes             (957)       2,056         --
                                             ----------------------------------

Net Income (loss)                            $  9,388      $ 2,714     $(49,055)
                                             ==================================


Income (loss) per share                      $   0.47      $  0.16     $  (3.13)
                                             ==================================

Shares used in per share calculation           20,182       16,623       15,650
                                             ==================================


See accompanying notes to consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS

 In thousands except share amounts                JUNE 30, 1995    JUNE 30, 1994
-----------------------------------------------   -------------    -------------

Assets
Current assets:
      Cash and cash equivalents                      $ 22,385        $ 17,372
      Short-term investments                           23,644           5,171
      Accounts receivable, net of allowance for
       doubtful accounts of $1,032 and $1,269,
       respectively                                    14,696           8,437
      Inventory                                        11,667           5,845
      Prepaid and other assets                          2,549           3,100
                                                     --------        --------
Total current assets                                   74,941          39,925
Property and equipment, net                            10,550          10,325
Other assets                                              276           1,050
                                                     --------        --------
                                                     $ 85,767        $ 51,300
                                                     ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                               $  8,072        $  7,081
      Current capital lease obligations                   689             571
      Other accrued liabilities                         9,585           6,850
      Accrued restructuring costs                          --           1,542
                                                     --------        --------
Total current liabilities                              18,346          16,044
Long-term capital lease obligations                       849             100
Notes payable                                             876             919
Convertible debentures                                     --           7,910
                                                     --------        --------
Total liabilities                                      20,071          24,973
                                                     --------        --------

Commitments (Note 3)
Stockholders' equity:
      Convertible preferred stock, 0 and 123,000
      shares issued and outstanding                        --               1
      Common stock, 19,744,000 and 16,881,000
      shares issued and outstanding                       197             169
      Capital in excess of par value                   73,016          59,222
      Note receivable from officer                       (107)             --
      Unrealized gain on investments                   16,267              --
      Retained deficit                                (23,677)        (33,065)
                                                     --------        --------
Total stockholders' equity                             65,696          26,327
                                                     --------        --------
                                                     $ 85,767        $ 51,300
                                                     ========        ========


See accompanying notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                       Year ended June 30,
In thousands                                                   1995           1994             1993
-----------------------------------------------------       ----------------------------------------
Cash flows from operating activities:
Net Income (loss)                                           $  9,388        $  2,714        ($49,055)

Adjustments to reconcile net income (loss) to cash
provided by (used for) operating activities:
   Depreciation and amortization                               2,672           3,414           8,553
   Provision for losses on accounts receivable                   300             676           1,079
   Provision for losses on inventory                           1,750           1,228           9,242
   (Gain) loss on sale of fixed assets and investment            (40)           (956)             50
   Other                                                         164              (1)            106
Changes in operating assets and liabilities:
   Accounts receivable                                        (6,559)         (1,583)         11,481
   Inventory                                                  (7,572)         (2,734)            481
   Income taxes refundable                                      --              --            28,261
   Accounts payable                                              991             139         (12,782)
   Other assets and liabilities                                3,050            (517)        (11,368)
   Accrued restructuring costs                                  (890)        (10,749)         23,271
                                                            ----------------------------------------
Net cash provided by (used for) operating activities           3,254          (8,369)          9,319
                                                            ----------------------------------------

Cash flows from investing activities:
   Capital expenditures                                       (3,419)         (1,672)           (718)
   Sale (Purchase) of short-term investments                  (2,206)          3,265          (8,436)
   Proceed from sale of investments and fixed assets             631           3,473           1,067
                                                            ----------------------------------------
Net cash provided by (used for) investing activities          (4,994)          5,066          (8,087)
                                                            ----------------------------------------

Cash flows from financing activities:
   Additions to capital lease obligations, net of                867          (3,748)         (5,656)
principle
   payment
   Proceeds from issuance of subordinated debt                  --              --            10,280
   Proceeds from issuance of stock                             5,986           3,646             697
   Repayments (issuance) of officers' loans                     (100)             35              14
                                                            ----------------------------------------
Net cash provided by (used for) financing activities           6,753             (67)          5,335
                                                            ----------------------------------------
Net increase (decrease) in cash and cash equivalents           5,013          (3,370)          6,567
Cash and cash equivalents at beginning of year                17,372          20,742          14,175
                                                            ----------------------------------------
Cash and cash equivalents at end of year                    $ 22,385        $ 17,372        $ 20,742
                                                            ========================================


Supplemental cash flow information:
Cash paid during the period for:
   Interest                                                 $    903        $  1,002        $  1,638
   Income taxes                                                  240              39             247
Additions under capital lease obligations                      1,806            --               781


See accompanying notes to consolidated financial statements


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                                                  Convertible
                                                   Preferred        Common                   Notes
                                                     Stock           Stock     Capital In  Receivable             Retained
In thousands                                   Shares    Par    Shares    Par   Excess of     From    Unrealized  Earnings
                                                        Value            Value  Par Value   Officers   Gain on    (Deficit)   Total
                                               --------------   --------------            Investments
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1992                           --   $ --   $ 15,533  $155    $52,168    $ --      $   --    $ 13,276   $ 65,327
Shares of common issued upon exercise of:
     options, plus accrued interest                                  12               58     (24)                                34
     employee stock purchase plan                                   141     1        506                                        507
Repayment of loans from officers                                                             262                                262
Common stock warrants                                                                102                                        102
Conversion of convertible subordinated
    debentures into series a preferred stock      511      5                       2,365                                      2,370
Conversion of series A preferred stock into
    common stock                                 (388)    (4)       388     4
Compensation related to non-qualified
     stock options                                                                   130                                        130
Net loss for the year                                                                                            (49,055)   (49,055)
                                              --------------------------------------------------------------------------------------

Balance at June 30, 1993                          123      1     16,074   160     55,329     238                 (35,779)    19,677
Shares of common issued upon
   exercise of:
     options, plus accrued interest                                 701     7      3,426                                      3,433
     employee stock purchase plan                                    56     1        211                                        212
     shares issued for bldg. lease settlement                        50     1        256                                        257
Repayment of loans from officers                                                              34                                 34
Net income for the year                                                                                            2,714      2,714
                                              --------------------------------------------------------------------------------------

Balance at June 30, 1994                          123      1     16,881   169     59,222      --                 (33,065)    26,327
Shares of common issued upon exercise of:
     options, plus accrued interest                               1,291    12      5,735                                      5,747
     employee stock purchase plan                                    61     1        237                                        238
Conversion of series A preferred stock into
     common stock                                (123)    (1)       123     1
Conversion of convertible subordinated
     debentures into common stock                                 1,388    14      7,645                                      7,659
Note receivable from officer                                                                (107)                              (107)
Compensation expenses                                                                177                                        177
Unrealized gain on investments                                                                         16,267                16,267
Net income for the year                                                                                            9,388      9,388
                                              --------------------------------------------------------------------------------------

Balance at June 30, 1995                           --   $ --     19,744  $197    $73,016   $(107)     $16,267   $(23,677)  $ 65,696
                                              ======================================================================================


See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1   Summary of Significant Accounting Policies:

Description of Business Chips and Technologies, Inc. (the "Company") develops and markets very large scale integrated ("VLSI") semiconductor devices for the personal computer industry. The Company was incorporated in California in December 1984 and was reincorporated in Delaware in August 1986. The Company's principal operations are conducted in the United States.

Export sales, principally to Asia, are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales were 47%, 56% and 48% of net sales for fiscal years 1995, 1994 and 1993, respectively. Foreign currency transaction gains and losses are included in results of operations and were not significant in the periods presented.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short-term Investments The Company considers all highly liquid debt instruments with maturities of three or fewer months at the time of purchase to be cash equivalents. Cash equivalents and short-term investments consist primarily of commercial paper and government obligations. The Company's financial instruments are with high quality investments and institutions. This diversification of risk is consistent with company policy to maintain liquidity and ensure the safety of principal.

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the Company's management determines the appropriate classification of debt and equity securities, based on the nature of the securities and the intent and investment goals of the Company, as of each balance sheet date. The Company classified all investments on June 30, 1995 as available for sale. The fair value and the amortized cost of the securities on June 30, 1995 are presented in the table below. The investments were adjusted to fair value and the unrealized gain was recorded as a separate component of stockholders' equity.

                                             Unrealized   Unrealized
                                Amortized     Holding      Holding       Fair
In thousands                       Cost        Gain         Losses       Value
                                ----------------------------------------------

Nexgen, Inc. Common Stock         $    0      $16,340        $ 0       $16,340
Corporate and U.S. Government
   Obligations                     7,377                      73         7,304
                                   -------------------------------------------
TOTAL                             $7,377      $16,340        $73       $23,644
                                  ============================================


The Company held a minority preferred stock investment in Nexgen, Inc. as a result of an arrangement entered into in 1987. All the shares of Nexgen preferred stock were automatically converted into common stock in conjunction with Nexgen's initial public offering declared effective on May 24, 1995. The Company currently holds 691,667 shares of Nexgen's common stock. The Company has reflected this investment in its balance sheet in accordance with SFAS115. The common stock is subject to contractual lock-up provisions which restrict any sale of such shares by the Company for 180 days after the public offering.

Inventory Inventory, comprising finished goods, is stated at the lower of cost or market. Cost is determined based on acquisition cost utilizing the first-in, first-out method and appropriate reserves are established for slow moving and discontinued products.

Property and Equipment Property and equipment are stated at cost. Depreciation is computed using the straight-line method with an estimated useful life of three to five years for furniture and equipment, and five to thirty years for building and improvements. Equipment under capitalized leases is amortized over its useful life.

Revenue Reserves Beginning in the first quarter of fiscal 1995, the Company reclassified certain distributor revenue reserves to conform with general industry practice. Previously classified as current liabilities, these reserves are now classified as reductions to accounts receivable and prior periods have been reclassified for comparative purposes.

Revenue Recognition Revenue from product sales to customers other than domestic distributors is recognized upon shipment and reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. The Company defers recognition of revenue and related gross margin on sales to domestic distributors until the product is sold by those distributors.

Net Income (loss) per Share Shares used in the primary net income (loss) per share computation are the weighted average number of common shares outstanding plus dilutive common stock equivalents. The fully diluted computation also includes other dilutive convertible securities. Common stock equivalents consists of stock options, warrants and convertible preferred stock; other dilutive convertible securities consist of convertible subordinated debentures.

Income Taxes Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and the amounts reported for financial reporting purposes, for all periods presented.

Concentration of Credit Risk The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's credit evaluation process, relatively short collection period, distributor agreements, and the geographical dispersion of sales. Additionally, the Company believes that adequate reserves have been provided for uncollectable accounts.


Note 2   Property and Equipment:

                                                           Year Ended June 30,
                                                            1995           1994
                                                        -----------------------
Computers                                               $  9,596       $  8,541
Furniture and Equipment                                    6,300          8,173
Purchased Computer Software                               10,709          9,138
Building and Improvements                                  5,102          5,406
Land                                                       2,609          2,909
                                                        -----------------------
                                                          34,316         34,167
Accumulated Depreciation and Amortization                (23,766)       (23,842)
                                                        -----------------------
Property and Equipment Net                              $ 10,550       $ 10,325
                                                        =======================


At June 30, 1995 and June 30, 1994 assets under capitalized leases (Note 3) had values of $2.3 million and $2.1 million, respectively, less accumulated amortization of $0.9 million and $1.8 million, respectively. Amortization of equipment under capitalized leases is included as part of depreciation and amortization expense.

Note 3   Commitments and Contingencies:

The Company leases certain property and equipment under capital leases and various other equipment under non-cancelable operating leases. The Company has future minimum lease payments under capital leases of $1.7 million due through 1998 and payments under operating leases of $0.1 million due through 1999. The present aggregate value of the capital lease obligations is $1.5 million of which $0.7 million is due within 12 months. Rent expense for operating leases totaled $0.3 million, $0.5 million and $2.8 million for the fiscal years 1995, 1994 and 1993, respectively.

At June 30, 1995, the Company has two line of credit agreements allowing borrowing of up to $13.0 million expiring in October 1995. Subsequent to June 1995, the Company has commitments from three banking institutions for the extension of a combined total of $21.0 million in unsecured lines of credit. The line of credit agreements expire at various times from August 1996 through August 1997. There were no borrowings outstanding against lines of credit at June 30, 1995. The Company has outstanding standby letters of credit of $2.0 million securing inventory purchases with certain vendors and $1.7 million securing certain capital financing arrangements.


Note 4   Subordinated Debentures:

On July 16, 1992, the Company issued $10.3 million of 8.5% Convertible Promissory Notes (the "Notes") due June 30, 1997. In May 1993, the principal amount of $2.4 million of the notes was converted into 510,776 shares of Series A Convertible Preferred Stock of which 387,931 shares were immediately converted into the same number of shares of common stock. The remaining principal amount of $7.9 million of the Notes was converted into 8.5% Convertible Subordinated Debentures due June 30, 2002 (the "Debentures"). During June 1995, the $7.9 million of Debentures were converted into 1,387,712 shares of common stock at the conversion price of $5.70 per share. All shares of Convertible Preferred Stock were converted into an equivalent number of shares of common stock during fiscal 1995.


Note 5   Employee Benefit Plans:

The Company has reserved 1.5 million shares of common stock for issuance pursuant to an Employee Stock Purchase Plan adopted in 1986 (the Purchase Plan). The Purchase Plan allows qualified employees to purchase shares of Common Stock at a price equal to the lower of the fair market value at the beginning or ending of each 6 month purchase period for each two year offering period. Purchases are limited to 10% of an employee's annual compensation and may not exceed 500 shares per purchase period. Through June 30, 1995, 1,086,573 shares had been issued under the Purchase Plan.


Note 6   Capital Stock:

Warrants

In conjunction with the issuance of the 8.5% Convertible Promissory Notes in July 1992, the Company issued warrants for the purchase of 25,000 shares of common stock at $7.28 per share to the placement agent and 16,216 shares of common stock at $4.64 per share to a bank that provides the Company with a line of credit. The warrants expire on July 16, 1997. The Company has reserved 41,216 shares of common stock for issuance upon exercise of the warrants.

Stock Option Plans

In November 1994, the Company amended and restated its 1985 Stock Option Plan (the "85/94 Plan") which provides for the granting of incentive stock options and non-qualified stock options to employees (including officers), directors and consultants of the Company. Incentive stock options are granted at an amount not less than fair market value. Since inception, the cumulative number of shares of common stock that have been reserved for issuance pursuant to the 85/94 Plan is 17,200,000. Options generally vest over four years. Option terms may not exceed ten years from the date of grant and unexercised options granted under the amended plan generally expire thirty days following termination of employment.

The 85/94 Plan activities for the three years ended June 30, 1995 are summarized below:

                                        Shares
                                       available             Options Outstanding
                                       for grant     Shares    Price per share
                                       -----------------------------------------
Balance at June 30, 1992               1,823,035   5,614,303   $5.50   -$16.00

Options granted                       (4,494,235)  4,494,235   $3.125  -$ 6.25
Options canceled                       4,809,074  (4,809,074)  $3.375  -$16.00
Options exercised, net of repurchases                (10,564)  $5.50   -$ 5.50
                                       ----------------------------------------
Balance at June 30, 1993               2,137,874   5,288,900   $3.125  -$ 9.75

Options granted                       (1,577,350)  1,577,350   $4.00   -$ 6.250
Options canceled                       1,325,149  (1,325,149)  $3.125  -$ 8.250
Options exercised, net of repurchases               (700,679)  $3.125  -$ 5.50
                                       ----------------------------------------
Balance at June 30, 1994               1,885,673   4,840,422   $3.125  -$ 9.75

Options granted                         (803,350)    803,350   $3.875  -$13.063
Options canceled                         596,897    (596,897)  $3.50   -$ 6.250
Options exercised, net of repurchases             (1,291,803)  $4.00   -$14.50
                                       ----------------------------------------
Balance at June 30, 1995               1,679,220   3,755,072   $3.125  -$13.063
                                       ========================================


In March 1988, the Company adopted the 1988 Non-qualified Stock Option Plan for Outside Directors (the "Directors' Plan"), which provides for the granting of non-qualified stock options to directors of the Company who are not employees of the Company. The plan was amended in November 1993 to increase the share reserve, extend option grant terms and modify grant provisions. Options must have an exercise price equal to the fair market value of the common stock on the date of grant, vest over a four year period and expire ten years after the date of grant. The number of shares of common stock reserved for issuance pursuant to the exercise of options is 350,000 shares. At June 30, 1995, total shares available for grant were 138,333; total shares subject to options outstanding were 185,000 with an exercise price per share ranging from $4.00 to $13.125.


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


Note 7   Income Taxes:

The Company recorded $1.0 million of income tax provision in fiscal 1995 and $2.1 million of income tax benefit in fiscal 1994. Fiscal 1995 tax provisions included $521,000 of current federal tax, $395,000 current state taxes and $41,000 current foreign taxes. The tax benefit in fiscal 1994 included $2.2 million recorded upon reversal of previously established reserves as the result of resolving a number of the Company's tax issues.

The following is a reconciliation of the income tax benefits and provisions for fiscal 1995 and fiscal 1994:

                                                            Year ended June 30,
(In thousands)                                               1995         1994
                                                          ----------------------

Statutory federal income tax                              $  3,517     $    224
State income taxes, net of federal tax benefits                271           --
Utilization of net operating losses carryforward,
   net of alternative minimum tax effect                    (2,858)          --
Reduction of taxes provided in prior period                     --       (2,194)
Other                                                           27          (86)
                                                          ---------------------

Recorded Provision (benefit)                              $    957     $ (2,056)
                                                          =====================

The  significant  components  of  deferred  tax  assets and  liabilities  are as follows:
                                                            Year ended June 30,
(In thousands)                                               1995         1994
                                                          ----------------------

Net operating loss carryforwards                          $ 22,565     $ 20,759
Non-deductible accrual and reserves                          3,512        4,235
Depreciation                                                    --        1,540
Other                                                        2,536        2,968
                                                          ---------------------
Gross deferred tax asset                                    28,613       29,502
Valuation allowance                                        (26,146)     (29,252)
                                                          ---------------------
Net deferred tax asset                                       2,467          250
                                                          ---------------------

Depreciation                                                (2,192)          --
Other                                                         (275)        (250)
                                                          ---------------------
Gross deferred tax liability                                (2,467)        (250)
                                                          ---------------------

                                                          $     --     $     --
                                                          =====================

The decrease in the valuation allowance for deferred tax assets of $3.1 million is attributable to the reduction in gross deferred tax assets. The Company has established valuation allowances as the realizability of net deferred assets is uncertain.

On June 30, 1995, the Company has net loss carryforwards of approximately $54 million for federal and $44 million for state purposes expiring fiscal 2010. No benefit for the loss carryforwards has been recognized in the financial statements. When these net operating loss deductions are ultimately realized, $16 million and $3 million will reduce the Company's federal and state taxes, respectively. In addition, $2 million of federal tax benefits and $0.3 million of state tax benefits, related to stock option deductions, will increase paid-in capital.


Note 8   ACCRUED RESTRUCTURING COSTS:

The Company recorded restructuring charges of $23.2 million in fiscal 1993 mainly comprised of facilities consolidation, severance costs, disposal of fixed assets and discontinuation of certain of the Company's product lines. During the second quarter of fiscal 1995, the restructuring plans were substantially completed. As a result, the Company recorded the remaining reserve balance of $0.2 million as income. The Company took charges against the reserves during fiscal 1993, 1994 and 1995 relating primarily to building lease settlements, severance pay, costs of closure of certain foreign sales offices and litigation costs. The following table summarizes the status of these restructuring reserves as of June 30, 1995:


(In thousands)                Consolidations of    Fixed Asset       Product       Reduction of
                             Operations & Other     Disposals    Discontinuation   Workforce         Total
                             ------------------------------------------------------------------------------
Balance at 6/30/92                $3,342           $    --           $    21         $ 1,580       $  4,943
Provision for restructuring        7,912             5,357             6,146           3,856         23,271
Charges against reserves          (3,118)           (5,357)           (4,014)         (1,950)       (14,439)
                             ------------------------------------------------------------------------------
Accrued restructuring
balance at 6/30/93                 8,136                --             2,153           3,486         13,775
Charges against reserves          (6,694)               --            (2,153)         (3,386)       (12,233)
                             ------------------------------------------------------------------------------
Accrued restructuring
balance at 6/30/94                 1,442                --                --             100          1,542
Charges against reserves          (1,258)               --                --            (100)        (1,358)
Reversal of provision               (184)               --                --              --           (184)
                             ------------------------------------------------------------------------------
Accrued restructuring
balance at 6/30/95                $   --           $    --           $   --          $    --       $     --
                             ==============================================================================


Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure
None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference from the section entitled "Nomination and Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement. Information regarding executive officers of the Company is presented in Part I of this report.

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

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

a)   1.  Financial Statements
         The consolidated financial statements and notes thereto listed in the index on page 14 are filed as part of this Annual Report on Form 10-K.

     2.  Financial Statement Schedules
         The financial statement schedules listed below are filed as part of this Annual Report on Form 10-K.

                                                                            Page
     II  Valuation and Qualifying Accounts for the three year period        ----
         ending June 30, 1995.                                               28

         All other schedules have been omitted since the required information is not present or not present in material amounts to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

b)       Reports on Form 8K

         The Company filed one report on Form 8K during the last quarter of fiscal 1995. It was filed on June 5, 1995 for item 5 (other events). No financial statements were filed with the report.


c)       Exhibits
         The exhibits listed in the Index to Exhibits on pages 30 to 31 of this report are filed as part of this Annual Report on Form 10K.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Chips and Technologies, Inc.


Our audits of the consolidated financial statements referred to in our report dated July 20, 1995, appearing on page 15 of this document, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2), of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP
------------------------

PRICE WATERHOUSE LLP
San Jose, California
July 20, 1995

                                                                     SCHEDULE II



                          CHIPS AND TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                 Balance at  Charged to
                                  beginning  costs and   Accounts    Balance at
                                   of year    expenses  written-off  end of year
                                 ----------  ---------- -----------  -----------

Allowance for doubtful accounts:

Year ended June 30, 1995           $1,269      $  300      $  537      $ 1,032
Year ended June 30, 1994            1,463         676      $  870        1,269
Year ended June 30, 1993            2,377       1,079       1,993        1,463




Reserve for inventory:

Year ended June 30, 1995           $ 9,689     $1,750      $4,510(1)   $ 6,929
Year ended June 30, 1994            16,270      1,228       7,809(1)   $ 9,689
Year ended June 30, 1993             7,669      9,242         641(1)    16,270








(1) Represents inventories previously reserved that were scrapped or physically disposed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHIPS AND TECHNOLOGIES, INC.



                                    By /s/ JAMES F. STAFFORD
                                       -----------------------------------------
                                           James F. Stafford
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                    Title                         Date
----------------------------  -----------------------------   ------------------


/s/ GORDON A. CAMPBELL         Chairman of the Board          September 22, 1995
----------------------------   of Directors
Gordon A. Campbell


/s/ JAMES F. STAFFORD          President and Chief Executive  September 22, 1995
----------------------------   Officer and Director
James F. Stafford


/s/ TIMOTHY R. CHRISTOFFERSEN  Vice President and Chief       September 22, 1995
-----------------------------  Financial Officer
Timothy R. Christoffersen      (Principal Financial &
                               Accounting Officer)


/s/ GENE P. CARTER             Director                       September 22, 1995
----------------------------
Gene P. Carter


/s/ BERNARD V. VONDERSCHMITT   Director                       September 22, 1995
----------------------------
Bernard V. Vonderschmitt


/s/ HENRI A. JARRAT            Director                       September 22, 1995
----------------------------
Henri A. Jarrat

                                INDEX TO EXHIBITS
  Exhibit
   Number              Description
  -------              -----------

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

10.1    (4)     Lease  Termination  Agreement  and related  exhibit  between the
                Company  and  The  Equitable  Life  Assurance   Society,   dated
                September 10, 1993.

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

10.4    (4) *   Confidential Termination Agreement and General Release of Claims
                between the Company and Nancy S.  Dusseau,  dated  September  1,
                1993.

10.5    (4) *   Confidential Termination Agreement and General Release of Claims
                between the Company and Jeffrey H. Grammer,  dated  September 2,
                1993.

10.6    (4) *   Confidential  Resignation  and Consulting  Agreement and General
                Release of Claims between the Company and Gordon A. Campbell, dated September 30,1993.

10.7    (5)     Agreement for Sale and Purchase of Assets between Techfarm, Inc.
                and Chips and Technologies, Inc., dated September 24, 1993.

10.8    (8)     Restated Secured Promissory Note, Secured Continuing  Guarantee,
                and Restated Loan and Security Agreement between Techfarm,  Inc.
                and Chips and Technologies, Inc. dated March 31, 1994.

10.9    (8) *   Promissory note to the Company from Keith Angelo dated August 1,
                1994.

10.10   (8) *   Independent  Contractor  Services  Agreement between the Company and Henri Jarrat dated August 11, 1994.

10.11   (9) *   Amended and restated  1994 stock option plan dated  November 10,
                1994

10.12   (9) *   Key employee bonus plan dated November 8, 1994

11.1            Statement re:  Calculation of Earnings (Loss) per Share.

22.1            Proxy   Statement  for  the   Registrant's   Annual  Meeting  of
                Stockholders to be held on November 9, 1995.

23.1            Consent of Independent Accountants

27.0            Financial Data Schedule for the year ended June 30, 1995


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