Form 10-Q
period 1995-09-30
CHIPS & TECHNOLOGIES INC
filed 1995-10-13
CIK 767965

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended       September 30, 1995

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

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

       Former name, former address and former fiscal year if changed since last report.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         At September 30, 1995, the registrant had 20,279,928 shares of common stock outstanding.

================================================================================

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                                 PAGE

Item 1.         Unaudited Condensed Consolidated Financial Statements                                      3

                Notes to Unaudited Condensed Consolidated Financial Statements                             6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    7

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)                          SEPTEMBER 30, 1995  JUNE 30, 1995
                                                             ------------------  -------------
ASSETS
Current assets:
      Cash and cash equivalents                                     $ 27,789        $ 22,385
      Short-term investments                                          26,483          23,644
      Accounts receivable, net of allowance for
       doubtful accounts of $1,107 and $1,032, respectively           11,194          14,696
      Inventory                                                        9,201          11,667
      Prepaid and other assets                                         2,445           2,549
                                                                    --------        --------
Total current assets                                                  77,112          74,941
Property and equipment, net                                           10,849          10,550
Other assets                                                             312             276
                                                                    --------        --------
                                                                    $ 88,273        $ 85,767
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                              $  5,602        $  8,072
      Current portion of capital lease obligations                       919             689
      Other accrued liabilities                                        9,770           9,585
                                                                    --------        --------
Total current liabilities                                             16,291          18,346
Long-term capital lease obligations, less current portion              1,121             849
Notes payable                                                            856             876
                                                                    --------        --------
Total liabilities                                                     18,268          20,071
                                                                    --------        --------
Stockholders' equity:
      Preferred stock; $.01 par value; 5,000,000 shares
      authorized and no shares outstanding                                --              --
      Common stock; $.01 par value; 100,000,000 shares
      authorized, 20,280,000 and 19,744,000 shares issued
      and outstanding                                                    203             197
      Capital in excess of par value                                  76,141          73,016
      Notes receivable from officer                                     (108)           (107)
      Unrealized gain on investments                                  13,018          16,267
      Retained deficit                                               (19,249)        (23,677)
                                                                    --------        --------
Total stockholders' equity                                            70,005          65,696
                                                                    --------        --------
                                                                    $ 88,273        $ 85,767
                                                                    ========        ========


See notes to Unaudited Condensed Consolidated Financial Statements.

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
(In thousands except per share amounts)                1995           1994
                                                     --------       --------
Net sales                                            $ 37,219       $ 20,373

Cost of sales                                          22,858         12,735
                                                     --------       --------
Gross margin                                           14,361          7,638
                                                     --------       --------
Operating expenses
    Research and development                            4,905          3,008
    Selling, general and administrative                 4,904          3,802
    Restructuring costs (recovery)                         --           (372)
                                                     --------       --------

Total operating expenses                                9,809          6,438
                                                     --------       --------
Income from operations                                  4,552          1,200
Interest income and other, net                            368            110
                                                     --------       --------
Income before taxes                                     4,920          1,310

Provision for income taxes                               (492)           (54)
                                                     --------       --------
Net Income                                           $  4,428       $  1,256
                                                     ========       ========


Net income per share                                 $   0.20       $   0.07
                                                     ========       ========

Shares used in per share calculation                   22,168         17,020
                                                     ========       ========


See notes to Unaudited Condensed Consolidated Financial Statements.

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
(In thousands)                                                             1995            1994
                                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $  4,428        $  1,256
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                                               698             645
  Provision for doubtful accounts                                              75              75
  Provision for losses on inventory                                           977             206
Changes in operating assets and liabilities:
  Accounts receivable                                                       3,426          (1,941)
  Inventory                                                                 1,489          (2,771)
  Accounts payable                                                         (2,470)          2,656
  Other assets and liabilities                                                253             489
                                                                         --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   8,876             615
                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (997)         (1,146)
  Purchase of short-term investments                                       (6,088)             --
  Proceeds from sale of fixed assets                                           --             163
                                                                         --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                      (7,085)           (983)
                                                                         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to capital lease obligations, net of principal payment            502             917
  Repayment of note payable principal                                         (20)            (19)
  Proceeds from issuance of common stock                                    3,131             121
  Issuance of officer's loan                                                   --            (100)
                                                                         --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   3,613             919
                                                                         --------        --------
Net increase in cash and cash equivalents                                   5,404             551
Cash and cash equivalents at beginning of period                           22,385          17,372
                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 27,789        $ 17,923
                                                                         ========        ========

Supplemental cash flow information:
Cash paid during the period for:
   Interest                                                              $     55        $     82
   Income taxes                                                                22             145
Additions under capital lease obligations                                     778           1,229

See notes to Unaudited Condensed Consolidated Financial Statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1995, included in the Company's 1995 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2. SHORT-TERM INVESTMENTS

The Company classified all investments on September 30, 1995 as available-for-sale. The fair market value and the amortized cost of the securities at September 30, 1995 are presented in the table below. The investments are adjusted to fair market value as of the balance sheet date and any unrealized gains were recorded as a separate component of stockholders' equity. During the quarter ended September 30, 1995, the net unrealized gain from short-term investments decreased by $3,249,000, due primarily to a decline in the fair market value of NexGen Common Stock.

                                                                 Unrealized        Unrealized        Fair
(In thousands)                              Amortized              Holding           Holding        Market
                                              Cost                   Gain             Losses         Value
----------------------------------------------------------------------------------------------------------
NexGen Common Stock                      $        --             $12,969            $   --         $12,969
U.S. Government and Corporation
Obligations                                    13,465                 49                --          13,514
----------------------------------------------------------------------------------------------------------
Total                                         $13,465            $13,018            $   --         $26,483
==========================================================================================================

NOTE 3.  INVENTORY

Inventory consists of the following:

(In thousands)                          September 30, 1995      June 30, 1995
                                        ------------------      -------------
Work-in-process                                3,621                5,471
Finished goods                                 5,580                6,196
                                               -----               ------
                                               9,201               11,667
                                               =====               ======


NOTE 4.  INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate of approximately 10%. The Company is utilizing its net operating loss carryforwards to offset a significant portion of the Company's estimated income tax liability. The estimated tax rate reflects alternative minimum taxes and other state tax obligations.


NOTE 5.  NET INCOME PER SHARE

Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock method). Common equivalent shares include stock options and warrants.


NOTE 6.  SUBSEQUENT EVENT

On October 13, 1995, the Company filed a Registration Statement on Form S-3 with respect to the proposed issuance of 3.0 million shares of common stock and the sale of 350,000 shares by a selling stockholder (plus up to an additional 502,500 shares subject to an over-allotment option). The Company expects the proceeds from the offering to be used primarily to secure additional foundry capacity. There can be no assurance that the Company will complete the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net sales for the first quarter of fiscal 1996 increased 10% from the prior quarter and 83% from the first quarter of fiscal 1995. Gross Margin for the first quarter of fiscal 1996 improved slightly compared to the prior quarter and the same quarter a year ago. Revenues from portable graphics accelerators continue to represent a substantial majority of the Company's net sales. Operating expenses in the first quarter of fiscal 1996 have increased in absolute dollar amounts compared to the same quarter a year ago, largely due to higher sales commissions from higher net sales and increased research and development spending.

NET SALES

Net sales for the first quarter of fiscal 1996 were $37.2 million, an increase of $16.8 million from $20.4 million reported for the same quarter in fiscal 1995. The increase in net sales was mainly due to significant increases in unit shipments of portable computer graphics accelerators. Revenue from portable graphics products comprised 80% of the Company's net sales in the first quarter of fiscal 1996 compared to 52% of net sales in the same quarter of fiscal 1995.

GROSS MARGIN

The gross margin percentage was 38.6% in the first quarter of fiscal 1996, compared to 37.5% for the same quarter of fiscal 1995. The improvement in gross margin percentage was primarily due to increased absorption of manufacturing costs from higher sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $4.9 million in the first quarter of fiscal 1996, an increase of $1.9 million from the first quarter of fiscal 1995. Research and development expenses as a percentage of net revenues were 13% in the first quarter of fiscal 1996 as compared to 15% in the first quarter of fiscal 1995. The increase in absolute dollars was mainly due to substantial increases in hiring and product prototyping and outside service costs. Although expenses increased in absolute dollars, research and development expenses as a percentage of sales declined as sales increased faster than spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $4.9 million in the first quarter of fiscal 1996, an increase of $1.1 million from the first quarter of fiscal 1995. Selling, general and administrative expenses as a percentage of net sales were 13% in the first quarter of fiscal 1996 as compared to 19% in the first quarter of fiscal 1995. The increase in absolute dollars was primarily due to higher commissions paid to sales representatives as the result of higher sales.

INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate of approximately 10%. The Company is utilizing its net operating loss carryforwards to offset a significant portion of the Company's estimated income tax liability. The estimated tax rate reflects alternative minimum taxes and other state tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $54.3 million on September 30, 1995 an increase of $8.2 million over June 30, 1995. This increase was primarily attributable to cash generated from operating activities. Short term investments as of September 30, 1995 include $13.0 million attributable to NexGen common stock [(see the Company's Annual Report on Form 10-K for the year ended June 30, 1995, Note 1 -- Cash Equivalents and Short-term Investments)]. The NexGen stock is valued at fair market value as of September 30, 1995; however, the market price of such stock is subject to fluctuation and the Company is subject to a lockup agreement restricting the sale of the stock prior to November 22, 1995. As a result, there can be no assurance that the Company will be able to sell such stock at the value presently reflected in the financial statements.

The Company is currently negotiating agreements with two foundries to secure additional wafer fabrication capacity and expects that such agreements, if concluded, will require the Company to make advances, deposits or loans in an aggregate amount of approximately $63 million, including up to $40 million during the next twelve months. The Company is also considering transactions with other semiconductor manufacturers. Such transactions may include equity investments, advances, deposits, loans, and participations in joint ventures by the Company, any of which could require additional capital commitments. See "Subsequent Event -- Proposed Public Offering." The Company may consider investments in, or the acquisition of, complementary businesses, products or technologies. Currently, however, the Company has no present understandings, commitments or agreements with respect to any material investment or acquisition.

The Company's other capital requirements consist primarily of financing working capital items and funding operational activities. The Company has commitments from three banking institutions for a combined total of $21 million in unsecured lines of credit. The lines of credit will expire at various times from August 1996 through August 1997. There was no borrowing against lines of credit as of September 30, 1995. The Company's line of credit commitments contain certain covenants related to financial performance and condition, and the ability to borrow under such lines is subject to compliance with such covenants. The Company believes that the net proceeds from the proposed offering of the Company's common stock, described under the "Subsequent Event -- Proposed Public Offering" below, existing cash balances, its bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for at least the next twelve months.


SUBSEQUENT EVENT -- PROPOSED PUBLIC OFFERING

Immediately following the filing of this Report on Form 10-Q, the Company is filing a Registration Statement on Form S-3 with respect to the proposed issuance of 3,000,000 shares of common stock (plus up to an additional 502,500 shares subject to an over-allotment option). An additional 350,000 shares are being registered for sale by a selling stockholder. The Company expects the proceeds from the offering to be used primarily to secure additional foundry capacity. There can be no assurance that the Company will complete the offering. See Notes to Unaudited Condensed Consolidated Financial Statements --
Note 6 - Subsequent Event.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's quarterly and annual operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, gain or loss of any strategic relationships or customers, availability and cost of foundry capacity and raw materials, the Company's ability to predict product demand and manage its inventory levels, fluctuations in manufacturing yields, the timing of qualification of new foundries or foundry production lines, new product introductions by the Company's competitors, the Company's ability and timing in introducing new products and technologies, market acceptance of products of both the Company and its customers, supply constraints and price or other fluctuations for other components incorporated into its customers' products, such as portable display screens and memory devices, competitive pressures on selling prices, changes in product or customer mix, and the level of expenditures for research and development and for selling, general and administrative functions.

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by outside foundries. In addition, all of the Company's semiconductor products are currently assembled and tested by third party vendors, primarily in Asia. The Company's reliance on subcontractors to manufacture, assemble and test its products involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost and potential misappropriation of the Company's intellectual property. Delays in delivery of the Company's products, problems with quality or yields, cost increases and other factors beyond the Company's control could result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, conditions and operating results.

The Company's foundry suppliers also fabricate products for other companies and may produce products of their own design. The Company does not presently have long-term agreements with any of its foundry suppliers and purchases wafers pursuant to purchase orders; however, two long-term foundry supply agreements are currently under negotiation by the Company and other possible arrangements are under consideration. In the absence of such agreements the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. The foundries may allocate their available manufacturing capacity to other customers or to their own products as they determine to be in their best interests. While the Company has not experienced any material disruptions in supply to date, there can be no assurance that manufacturing problems will not occur in the future or that capacity will be available to meet the Company's requirements.

In connection with the manufacture of its newer products, the Company needs to obtain access to and qualify new foundries or new production lines at established foundries that employ advanced manufacturing and process technologies, which are currently available from a limited number of foundries. The majority of the Company's current products are implemented in 0.8 micron semiconductor process fabrication technology; however, the Company expects that in the near future the majority of its products will utilize 0.6 and 0.5 micron geometries in order to achieve high performance and lower production costs. The Company is currently qualifying a new foundry supplier and is in the process of qualifying certain of its existing products at additional foundry suppliers and on new semiconductor process technologies. The qualification process can take six months or longer. The Company has in the past experienced increased costs and delays in connection with the qualification of new foundries or new production lines or processes at established foundries. Failure to qualify and obtain adequate access to advanced process technologies to supply products on a timely basis would delay product introduction and delivery to the Company's customers. Delays, as well as cost increases or quality problems resulting from the qualification of new foundries or new production lines or processes at established foundries, could have a material adverse effect on the Company's business, financial condition and results of operations.

The semiconductor industry is experiencing worldwide capacity limitations on the production of advanced semiconductor devices similar to those of the Company, and access to wafer fabrication capacity is becoming increasingly difficult to secure. The Company believes that available foundry manufacturing capacity is in particularly short supply for advanced process geometries of 0.6 and 0.5 micron. As a result of this capacity shortage, manufacturers may be able to raise prices and to impose burdensome terms and conditions on their customers in exchange for assurances of supply allocation. The Company is aware that many of its competitors are engaging in long-term relationships with wafer foundries to ensure the availability of sufficient manufacturing capacity, which may provide them with a competitive advantage in the event of increasing demand on foundry capacity. While the Company is not currently a party to any such arrangements, the Company is currently negotiating agreements with two foundries to secure additional foundry capacity and expects that such agreements, if concluded, will require the Company to make advances, deposits or loans in an aggregate amount of approximately $63 million, including up to $40 million during the next twelve months. The Company may also be required to enter into additional arrangements in the future. There can be no assurance that the Company will consummate any such transactions or if it does, that the Company will be able to obtain production capacity to meet its demands.

A limited number of customers account for a substantial portion of the Company's net sales. In fiscal 1995, Apple Computer, Inc. ("Apple") accounted for approximately 13% of net sales. Gain Tune/World Peace one of the Company's distributors accounted for 10% of net sales and Inno Micro/ItoTchu ("Inno"), also one of the Company's distributors, accounted for approximately 23% of net sales, including 13% accounted for by Toshiba which purchases through Inno. The Company's top ten customers, including five distributors, accounted for approximately 73% of net sales. In the first quarter of fiscal 1996, Apple accounted for 26% of net sales, Inno accounted for 25%, including 14% accounted for by Toshiba, and the Company's top ten customers, including four distributors accounted for 81%. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. Many factors affect and could adversely impact design wins, including internal scheduling delays, choices of features, aggressive competition and intangible factors affecting customer relationships. To the extent that the Company is unable to retain existing design wins or to acquire new design wins and the associated revenues generated from them for the Company's existing and future products, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Customer demand for the Company's products fluctuates, sometimes dramatically, based on the customers' buildup of internal inventory, and product transitions, among other things. While the Company makes an effort to be informed of customers' expected demand for its products, customers from time to time make unexpected changes in product purchasing forecasts and in existing orders. The Company does not have any long-term sale agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely effect the Company's business, financial condition and results of operations.

The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis, while its customers generally place purchase orders with the Company less than four weeks prior to delivery which may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations could be materially adversely affected.

In recent periods there has been a favorable pricing environment for PC components including the Company's graphics products, however, the PC semiconductor market is characterized by price erosion and there can be no assurance that the Company will not experience increased price competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's competitors may aggressively price alternative solutions to attempt to gain or maintain market position. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, gross margin percentages achieved in recent periods may not be sustainable.

The largest portion of the Company's sales is comprised of portable graphics accelerators. The Company expects that the majority of its revenues for at least the next two quarters will continue to be from sales of those products. While the market for PCs in general and portable computers in particular has recently experienced substantial growth, the overall industry has historically been cyclical and seasonal, and there can be no assurance that growth will continue in future periods.

                           PART II - OTHER INFORMATION

 Item 1.         Legal Proceedings                                                             Not applicable

 Item 2.         Changes in Securities                                                         Not applicable

 Item 3.         Defaults upon Senior Securities                                               Not applicable

 Item 4.         Submission of Matters to a Vote of Security Holders                           Not applicable

 Item 5.         Other Information                                                             Not applicable

 Item 6.         Exhibits                                                                                  13

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

Date:    October 13, 1995

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

3.1      (1)     Amended Certificate of Incorporation of Chips and Technologies, Inc., a Delaware
                 corporation.

3.2      (2)     Restated By-laws of Chips and Technologies, Inc., a Delaware corporation.

4.1      (3)     Stockholders' Rights Agreement dated August 23, 1989.

10.1     (4)     Lease Termination Agreement and related exhibit between the Company and The
                 Equitable Life Assurance Society, dated September 10, 1993.

10.2     (5) *   First Amended 1988 Nonqualified Stock Option Plan for Outside Directors dated
                 October 1, 1993.

10.3     (1) *   Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10.4     (6)     Restated Secured Promissory Note, Secured Continuing Guarantee, and Restated Loan
                 and Security Agreement between Techfarm, Inc. and Chips and Technologies, Inc.
                 dated March 31, 1994.

10.5     (6) *   Promissory note to the Company from Keith Angelo dated August 1, 1994.

10.6     (6) *   Independent Contractor Services Agreement between the Company and Henri Jarrat dated August 11, 1994.

10.7     (7) *   Amended and restated 1994 stock option plan dated November 10, 1994

10.8         *   Executive employee bonus plan dated September 21, 1995

11.1             Statement re:  Calculation of Earnings  per Share.                                    15

27.0             Financial Data Schedule for the quarter ended September 30, 1995                      16

---------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

(2) Incorporated by reference to Registration Statement No. 33-8005 effective October 8, 1986.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1989.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994.

* Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and Technologies, Inc.