Form 10-Q
period 1995-12-31
CHIPS & TECHNOLOGIES INC
filed 1996-02-12
CIK 767965

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
| X | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter period ended       December 31, 1995

                                       OR

|__|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                         Commission file number 0-15012

                          CHIPS AND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  77-0047943
(State or other jurisdiction of incorporation or          (I.R.S. Employee
                 organization)                            Identification No.)

                  2950 Zanker Road, San Jose, California 95134
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (408)434-0600

             Former name, former address and former fiscal year. If
                           changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
         At December 31, 1995, the registrant had 20,381,564 shares of common stock outstanding.

================================================================================

                                              TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                                  PAGE
Item 1.        Unaudited Condensed Consolidated Financial Statements                                       3
               Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                             8

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                              Not applicable

Item 2.        Changes in Securities                                                          Not applicable

Item 3.        Defaults upon Senior Securities                                                Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders                                        12

Item 5.        Other Information                                                              Not applicable

Item 6.        Exhibits and Reports on Form 8-K                                                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)                           DECEMBER 31, 1995           JUNE 30, 1995
                                                                      -----------------           -------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $27,803                     $22,385
      Short-term investments                                              24,698                      23,644
      Accounts receivable, net of allowance for
       doubtful accounts of $1,139 and $1,032, respectively               12,337                      14,696
      Inventory                                                            9,305                      11,667
      Prepaid and other assets                                               988                       2,549
                                                                         -------                     -------
Total current assets                                                      75,131                      74,941
Property and equipment, net                                               10,851                      10,550
Other assets                                                               2,295                         276
                                                                         -------                     -------
Total assets                                                             $88,277                     $85,767
                                                                         =======                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $ 6,900                     $ 8,072
      Current portion of capitalized lease obligations                       898                         689
      Other accrued liabilities                                            7,626                       9,585
                                                                         -------                     -------
Total current liabilities                                                 15,424                      18,346
Long-term capitalized lease obligations, less current portion                863                         849
Notes payable                                                                                            876
                                                                         -------                     -------
Total liabilities                                                         16,287                      20,071
                                                                         -------                     -------
Stockholders' equity:
      Common stock, 20,382,000 and 19,744,000 shares issued
      and outstanding                                                        204                         197
      Capital in excess of par value                                      76,645                      73,016
      Notes receivable from officer                                          (77)                       (107)
      Unrealized gain on investments                                       8,860                      16,267
      Retained deficit                                                   (13,642)                    (23,677)
                                                                         -------                     -------
Total stockholders' equity                                                71,990                      65,696
                                                                         -------                     -------
Total liabilities and stockholders' equity                               $88,277                     $85,767
                                                                         =======                     =======




  See notes to Unaudited Condensed Consolidated Financial Statements.

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            DECEMBER 31,                          DECEMBER 31,
(In thousands except per share amounts)               1995               1994                1995              1994
                                                    -------            -------             -------           -------
Net sales                                           $38,259            $23,277             $75,478           $43,650

Cost of sales                                        23,301             14,418              46,159            27,153
                                                    -------            -------             -------           -------
Gross margin                                         14,958              8,859              29,319            16,497

Operating expenses
    Research and development                          4,811              3,286               9,716             6,294
    Selling, general and administrative               5,214              4,130              10,118             7,932
    Restructuring recovery                               --             (1,057)                 --            (1,429)
                                                    -------            -------             -------           -------
Total operating expenses                             10,025              6,359              19,834            12,797

Income from operations                                4,933              2,500               9,485             3,700
Interest income and other, net                        1,297                134               1,665               244
                                                    -------            -------             -------           -------
Income before taxes                                   6,230              2,634              11,150             3,944

Provision for income taxes                              623                263               1,115               317
                                                    -------            -------             -------           -------
Net Income                                           $5,607             $2,371             $10,035            $3,627
                                                    =======            =======             =======           =======

Net income per share                                  $0.26              $0.13               $0.46             $0.20
                                                    =======            =======             =======           =======
Shares used in per share calculation                 21,804             19,967              21,991            18,537
                                                    =======            =======             =======           =======



See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                                     DECEMBER 31,
(In thousands)                                                                    1995         1994
                                                                                 -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $ 10,035    $  3,627


Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                    1,303       1,326
  Gain on sale of land                                                              (949)
Changes in operating assets and liabilities:

    Accounts receivable                                                            2,359      (2,351)
    Inventory                                                                      2,362      (3,646)
    Accounts payable                                                              (1,172)       (814)
    Other assets and liabilities                                                  (2,227)      1,105
    Accrued restructuring costs                                                                 (498)
                                                                                --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               11,711      (1,251)
                                                                                --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                            (1,604)     (1,545)
  Purchase of short-term investments                                              (8,461)     (1,511)
  Deposit  for capacity agreement                                                 (2,000)
  Proceeds from sale of land and other                                             2,759         168
                                                                                --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                             (9,306)     (2,888)
                                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Additions to capital lease obligations, net of principle payment                   223         620
  Repayment of note payable principle                                               (876)        (30)

  Proceeds from issuance of stock                                                  3,636       1,359
  Repayments (issuance) of officer's loan                                             30        (100)
                                                                                --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          3,013       1,849
                                                                                --------    --------
Net increase (decrease)  in cash and cash equivalents                              5,418      (2,290)
Cash and cash equivalents at beginning of period                                  22,385      17,372
                                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 27,803    $ 15,082
                                                                                ========    ========
Supplemental cash flow information:
Cash paid during the period for:
   Interest                                                                     $    125    $    474
   Income taxes                                                                      148         170
Additions under capital lease obligations                                            778       1,229

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

NOTE 2. SHORT-TERM INVESTMENTS

The Company classified all investments on December 31, 1995 as available-for-sale. The fair market value and the amortized cost of the securities at December 31, 1995 are presented in the table below. The investments are adjusted to fair market value as of the balance sheet date and any unrealized gains were recorded as a separate component of stockholders' equity. During the quarter ended December 31, 1995, the unrealized gain from short-term investments decreased by $7.4 million as compared to $16.3 million on June 30, 1995. The decrease was primarily due to a decline in the fair market value of NexGen Common Stock.

                                                                 Unrealized        Unrealized        Fair
(In thousands)                              Amortized              Holding           Holding        Market
                                               Gain                Losses             Value          Cost
--------------                              ---------            ----------        ----------       ------
NexGen Common Stock                           $   --              $8,819            $   --         $ 8,819
U.S. Government and Corporation
Obligations                                    15,839                 40                --          15,879
--------------                                -------             ------            --------       -------
Total                                         $15,839             $8,859            $   --         $24,698
==============                                =======             ======            ========       =======

NOTE 3. INVENTORY

Inventory consists of the following:

(In thousands)                                              December 31, 1995        June 30, 1995
                                                            -----------------        -------------
Work-in-process                                                     $3,787              $ 5,471
Finished goods                                                       5,518                6,196
                                                                    ------              -------
                                                                    $9,305              $11,667
                                                                    ======              =======

NOTE 4.  INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate of approximately 10%. This rate is substantially lower than the statutory income tax rate because the Company utilizes its net operating loss carryforwards to offset a significant portion of the Company's estimated income tax liability. The estimated tax rate reflects alternative minimum taxes and other state tax obligations.

NOTE 5.  NET INCOME PER SHARE

Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock method). Common equivalent shares include stock options and warrants.

NOTE 6.  LONG-TERM CAPACITY AGREEMENTS

During the second quarter of fiscal 1996, the Company entered into two wafer capacity agreements, one with Taiwan Semiconductor Manufacturing Company ('TSMC') and another with Chartered Semiconductor Manufacturing PTE LTD ('CSM'). These agreements require deposits to be paid by the Company totaling $23.5 million and $20.0 million, respectively. Both agreements were entered into for the purpose of securing additional wafer supplies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net sales for the second quarter of fiscal 1996 increased 3% from the prior quarter and 64% from the same quarter a year ago. Gross margin for the second quarter of fiscal 1996 improved slightly compared to the prior quarter and the same quarter a year ago. Revenues from portable graphics accelerators continue to represent a substantial majority of the Company's net sales. Operating expenses in the second quarter of fiscal 1996 have increased in absolute dollars compared to the same quarter a year ago, largely due to higher sales commissions from higher net sales and increased Research & Development spending.

NET SALES

Net sales for the second quarter of fiscal 1996 were $38.3 million, an increase of $15.0 million from $23.3 million reported for the same quarter in fiscal 1995. Net sales for the first half of fiscal 1996 were $75.5 million, an increase of $31.8 million from $43.7 million for the same period of fiscal 1995. The increase in net sales was mainly due to significant increases in unit shipments of portable graphics accelerators. Revenue from portable graphics accelerator products comprised 87% of the Company's net sales in the second quarter of fiscal 1996, compared to 59% of net sales in the same quarter of fiscal 1995.

GROSS MARGIN

The gross margin percentage was 39.1% in the second quarter of fiscal 1996, compared to 38.1% for the same quarter of fiscal 1995. For the first half of fiscal 1996, the gross margin was 38.8% , compared to 37.8% for the same period of fiscal 1995. The improvement in gross margin percentage was primarily due to an improved mix of products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $1.5 million from the second quarter of fiscal 1995 to $4.8 million in the second quarter of fiscal 1996. The research and development expenses were approximately 13% of net sales in the second quarter of fiscal 1996, compared to 14% in the second quarter of fiscal 1995. For the first half of fiscal 1996, research and development expenses were 13% of net sales as compared to 14% in the same period of fiscal 1995. Research and development spending increased mainly from higher engineering staffing levels and product prototyping costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1.1 million from the second quarter of fiscal 1995 to $5.2 million in the second quarter of fiscal 1996. Selling, general and administrative expenses were approximately 14% of net sales in the second quarter of fiscal 1996, compared to 18% in the second quarter of fiscal 1995. For the first half of fiscal 1996, selling, general and administrative expenses as a percentage of net sales were 13% as compared to 18% in the same period of fiscal 1995. The increase in absolute dollars was primarily due to higher commission expenses as the result of higher sales. Although expenses increased in absolute dollars, selling, general and administrative expenses as a percentage of sales declined as sales grew at a faster rate than spending.

INTEREST INCOME AND OTHER, NET

Interest and other income for the second quarter of fiscal 1996 was $1.3 million, compared to $0.1 million in the second quarter of fiscal 1995. In December 1995, the Company sold an undeveloped parcel of land and recorded a $0.9 million gain on the sale.

INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate of approximately 10%. This rate is substantially lower than the statutory income tax rate because the Company utilizes its net operating loss carryforwards to offset a significant portion of the Company's estimated income tax liability. The estimated tax rate reflects alternative minimum taxes and other state tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short term investments were $52.5 million on December 31, 1995, an increase of $6.5 million from $46.0 million on June 30, 1995. This increase was primarily attributable to cash generated from operating activities and proceeds from the sale of the Company's land. The increase was partially offset by usage of cash for a deposit to a foundry to obtain a commitment for the supply of additional wafers and by repayment of a note related to a building lease settlement. Short term investments as of December 31, 1995 included $8.8 million of NexGen Common Stock. The market value of such stock declined from $16.3 million as of June 30, 1995. These holdings were subject to contractual restrictions on transfer which lapsed in November; however, the Company did not reduce its share position during the quarter.

During the first half of fiscal 1996, total liabilities decreased $3.8 million from $20.1 million on June 30, 1995. The decrease was primarily attributable to the repayment of an outstanding promissory note and payment of income tax liabilities.

The Company entered into wafer capacity agreements during the quarter with Taiwan Semiconductor Manufacturing Company ('TSMC') and Chartered Semiconductor Manufacturing PTE LTD ('CSM'). Both agreements were entered into for the purpose of securing additional guaranteed wafer supplies through the year 2000 and both require the payment of cash deposits and the purchase by the Company of certain quantities of wafers. Under the agreement with TSMC, the Company will deposit $23.5 million with TSMC during calendar year 1996. The deposit will be applied against the price of wafers purchased under the agreement, and is not refundable except under certain circumstances. The agreement with CSM requires the Company to make deposits totaling $20 million over the next two years. The deposits will be refunded to the Company at the end of the agreement term except subject to certain conditions, including purchase by the Company of the required quantity of wafers. The Company expects to finance these deposits from existing cash balances and funds generated from operations.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has agreements with three banking institutions for a combined total of $21 million in unsecured lines of credit. The lines of credit will expire at various times from August 1996 through August 1997. There was no borrowing against line of credit agreements as of December 31, 1995. The Company's line of credit agreements contain certain covenants related to financial performance and condition, and the ability to borrow under such lines is subject to compliance with such covenants. On October 13, 1995, the Company filed a Registration Statement on Form S-3 with respect to the proposed offering of 3,350,000 shares of common stock. Subsequently, the Company decided to indefinitely postpone this offering and has no present plan as to when it may go forward with the offering. The Company expects that its existing cash balances, bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for the remainder of this fiscal year.

FACTORS AFFECTING FUTURE OPERATING RESULTS

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below or in the Company's report on Form 10-K for the fiscal year ended June 30, 1995, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statement, which speak only as of the date hereof.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As previously announced, the Company expects its revenues will decline in the third quarter of fiscal 1996 by $2 to $3 million as compared to revenue in the most recent quarter due to a delay in getting a product into volume production at a third foundry. However, gross margin percentages for the next quarter is expected to remain stable as compared to the quarter just ended. The Company's quarterly revenues, gross margin and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect during any particular period, including the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, gain or loss of any strategic relationships with customers, availability and cost of foundry capacity and raw materials, the Company's ability to predict product demand and manage its inventory levels, fluctuations in manufacturing yields, the timing of qualification of new foundries or foundry production lines, new product introductions by the Company's competitors, the Company's ability and timing in introducing new products and technologies, market acceptance of products of both the Company and its customers, supply constraints and price or other fluctuations for other components incorporated into its customers' products, such as portable display screens and memory devices, competitive pressures on selling prices, changes in product or customer mix, and the level of expenditures for research and development and for selling, general and administrative functions.

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

In connection with the manufacture of its products, the Company expects to obtain access to and qualify new foundries or new production lines at established foundries that employ advance manufacturing and process technologies, which are currently available from a limited number of foundries. The Company expects that the majority of its products will utilize increasingly advanced process geometries in order to achieve high performance and lower production costs. The Company is currently qualifying a new foundry supplier and is in the process of qualifying certain of its existing products at additional foundry suppliers and on new semiconductor process technologies. The qualification process can take six months or longer. The Company has in the past experienced increased costs and delays in connection with the qualification of new foundries or new production lines or processes at established foundries. Failure to qualify and obtain adequate access to advanced process technologies to supply products on a timely basis would delay product introduction and delivery to the Company's customers. Delays, as well as cost increases or quality and yield problems resulting from the qualification of new foundries or new production lines or processes at established foundries, could have a material adverse effect on the Company's business, financial condition and results of operations.

The semiconductor industry is experiencing worldwide capacity limitations in the production of advanced semiconductor devices, and access to wafer fabrication capacity is difficult to secure. The Company believes that available foundry manufacturing capacity is in particularly short supply for advanced process geometries, and in particular 0.5 micron. As a result of this capacity shortage, manufacturers may be able to raise prices and to impose burdensome terms and conditions on their customers in exchange for assurances of supply allocation. The Company has entered into agreements with two foundries to secure additional foundry capacity which require the Company to make deposits in an aggregate amount of $43.5 million. The Company may also be required to enter into additional arrangements in the future. Although the Company has recently entered into these two foundry agreements, there is no assurance that the Company will be able to obtain enough production capacity to meet its demands.

A limited number of customers account for a substantial portion of the Company's net sales. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Some companies with strong presence in the desktop PC market have recently announced lower than expected revenue results due to various issues affecting the desktop PC market. The Company's business is primarily in the portable computer segment of the market which does not appear to have been similarly affected. However, in the event that one or more of the Company's major customers were to cancel and/or substantially reschedule orders for significant quantities of product, the Company's results of operation could be materially adversely affected.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. In the event that the Company's competitors have products, product features and performance which are perceived as valuable by the market but are not included in the Company's products, the Company could lose current design wins or not acquire new design wins. In addition, other factors such as internal product development delays, aggressive competition and intangible factors affecting customers relationships could also adversely impact design wins. To the extent that the Company is unable to retain existing design wins or to acquire new design wins and the associated revenues generated from them for the Company's existing and future products, there could be a material adverse on the Company's business, financial condition and results of operations.

The Company currently places noncancelable orders to purchase its products from independent foundries on an approximate three month rolling basis, while its customers generally place purchase orders with the Company fewer than three months prior to delivery. Customers may cancel their orders without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and revenues could be reduced, and the Company's business, financial condition and results of operations could be materially adversely affected.

In recent periods, due to various market, supply, economic and competitive factors, there has been a favorable pricing environment for PC components including the Company's graphics products; however, the PC semiconductor market is generally characterized by price erosion and there can be no assurance that the Company will not experience increased price competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects its competitors to aggressively price alternative solutions to attempt to gain or maintain market position. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, gross margin percentages achieved in recent periods may not be sustainable.

The largest portion of the Company's sales is comprised of portable graphics accelerators. The Company expects that the majority of it revenues for at least the next two quarters will continue to be from sales of those products. While the market for PCs in general and portable computers in particular has recently experienced substantial growth, the overall industry has historically been cyclical and seasonal, and there can be no assurance that growth rates experienced in prior periods will continue in the future.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  Not applicable

Item 2.    Changes in Securities                                                              Not applicable

Item 3.    Defaults upon Senior Securities                                                    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of the Stockholders of Chips and
           Technologies, Inc. was held on November 9, 1995 in San
           Jose, California. 17,539,200 shares of common stock or 86.5% of the total outstanding shares as of the record date were present or represented by proxies at the meeting. The matters voted upon at the meeting and the results of those votes were as follows:

           1.  Election of one class I director, Gene P. Carter.  Mr. Carter received
           16,900,140 affirmative votes and 639,060 votes were withheld.

           2. Approval of an increase to the share reserve under the Amended and Restated 1994 Stock Option Plan by 1,000,000 shares. The proposal received 7,336,209 affirmative votes, 3,530,041 negative votes and 322,111 abstentions.
           The brokers' non-vote totaled 6,350,839 shares.

           3. Approval of an increase to the share reserve under the First Amended 1988 Nonqualified Stock Option Plan for
           Outside Directors by 200,000 shares. The proposal received 7,903,121 affirmative votes, 3,374,811 negative votes and 329,848 abstentions. The brokers' non-vote totaled 5,931,420 shares.

           4. Appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending
           June 30, 1996. The proposal received 17,347,417
           affirmative votes, 48,881 negative votes and 142,902 abstentions.

Item 5.    Other Information                                                                  Not applicable

Item 6     Exhibits                                                                                       14
           The exhibits listed in the
           Exhibit Index set forth on page 14 of this report are
           incorporated herein by reference.

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

Date:    February 12, 1996

                                INDEX TO EXHIBITS

Exhibit Number                  Description
--------------                  -----------
3.1      (1)     Amended Certificate of Incorporation of Chips and Technologies, Inc.

3.2      (2)     Restated By-laws of Chips and Technologies, Inc.

4.1      (3)     Stockholders' Rights Agreement dated August 23, 1989.

10.1         *   First Amended 1988 Nonqualified Stock Option Plan for Outside Directors dated October 1,
                 1993 (as amended through November 9, 1995) .

10.2     (1) *   Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10.3     (4)     Restated Secured Promissory Note, Secured Continuing Guarantee, and Restated Loan and
                 Security Agreement between Techfarm, Inc. and Chips and Technologies, Inc. dated March
                 31, 1994.

10.4     (4) *   Promissory note to the Company from Keith Angelo dated August 1, 1994.

10.5     (4) *   Independent Contractor Services Agreement between the Company and Henri Jarrat dated
                 August 11, 1994.

10.6         *   Amended and restated 1994 stock option plan dated November 10, 1994 (as amended through
                 November 9, 1995).

10.7     (5) *   Executive bonus plan dated September 21, 1995

10.8             Option Agreement between the Company and Taiwan Semiconductor Manufacturing Company dated
                 November 6, 1995. (**)

10.9             Deposit Agreement between the Company and Chartered Semiconductor Manufacturing PTE LTD
                 dated November 16, 1995. (**)

11.1             Statement re:  Calculation of Earnings  per Share.

27.0             Financial Data Schedule for the quarter ended December 31, 1995

(1)  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

(2)  Incorporated by reference to Registration Statement No. 33-8005 effective October 8, 1986.

(3)  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1989.

(4)  Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended June 30, 1994.

(5)  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

*    Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and
     Technologies, Inc.

**   Confidential treatment has been requested for a portion of this document.