Form 10-Q
period 1996-03-31
CHIPS & TECHNOLOGIES INC
filed 1996-05-13
CIK 767965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               -----------------

                                    FORM 10-Q

(Mark One)

/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- --     EXCHANGE ACT OF 1934

For quarterly period ended   March 31, 1996
                           ------------------
                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-15012
                                               ----------

                          CHIPS AND TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    7-0047943
- --------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  2950 Zanker Road, San Jose, California 95134
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (408)434-0600
                                                   ---------------

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

          At March 31, 1996, the registrant had 20,471,752 shares of common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except share amounts)                           MARCH 31, 1996      JUNE 30, 1995
                                                                      --------------      -------------
Current assets:
      Cash and cash equivalents                                         $23,853            $22,385
      Short-term investments                                             27,719             23,644
      Accounts receivable, net of allowance for
       doubtful accounts of $1,197 and $1,032, respectively               9,469             14,696
      Inventory                                                          10,774             11,667
      Prepaid and other assets                                              902              2,549
                                                                        -------            -------
Total current assets                                                     72,717             74,941
Property and equipment, net                                              11,041             10,550
Other assets                                                             14,220                276
                                                                        -------            -------
Total assets                                                            $97,978            $85,767
                                                                        =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                  $ 9,212            $ 8,072
      Current portion of capitalized lease obligations                    1,480                689
      Other accrued liabilities                                           8,220              9,585
                                                                        -------            -------
Total current liabilities                                                18,912             18,346
Long-term capitalized lease obligations, less current portion             1,307                849
Notes payable                                                             --                   876
                                                                        -------            -------
Total liabilities                                                        20,219             20,071
                                                                        -------            -------

Stockholders' equity:
      Common stock, 20,472,000 and 19,744,000 shares issued
      and outstanding                                                       205                197
      Capital in excess of par value                                     77,023             73,016
      Notes receivable from officer                                         (79)              (107)
      Unrealized gain on investments                                      4,466             16,267
      Retained deficit                                                   (3,856)            23,677)
                                                                        -------            -------
Total stockholders' equity                                               77,759             65,696
                                                                        -------            -------
Total liabilities and stockholders' equity                              $97,978            $85,767
                                                                        =======            =======





       See notes to Unaudited Condensed Consolidated Financial Statements.

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               MARCH 31,                               MARCH 31,
(In thousands except per share amounts)                1996                1995                 1996                1995
                                                 ---------------      --------------       --------------      ---------------
Net sales                                           $36,514             $27,231             $111,992             $70,881

Cost of sales                                        22,057              16,866               68,216              44,019
                                                    -------             -------             --------             -------

Gross margin                                         14,457              10,365               43,776              26,862

Operating expenses

    Research and development                          4,822               3,216               14,538               9,510
    Selling, general and administrative               5,589               4,866               15,707              12,798
    Restructuring recovery                             --                  --                   --                (1,429)
                                                    -------             -------             --------             -------

Total operating expenses                             10,411               8,082               30,245              20,879

Income from operations                                4,046               2,283               13,531               5,983
Interest income and other, net                        6,827                  60                8,492                 304
                                                    -------             -------             --------             -------

Income before taxes                                  10,873               2,343               22,023               6,287

Provision for income taxes                            1,087                 234                2,202                 551
                                                    -------             -------             --------             -------

Net Income                                          $ 9,786             $ 2,109             $ 19,821             $ 5,736
                                                    =======             =======             ========             =======


Net income per share                                $  0.45             $  0.11             $   0.91             $  0.31
                                                    =======             =======             ========             =======

Shares used in per share calculation                 21,671              20,290               21,905              18,719
                                                    =======             =======             ========             =======





       See notes to Unaudited Condensed Consolidated Financial Statements

                            CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   NINE MONTHS ENDED
                                                                                        MARCH 31,
(In thousands)                                                                     1995        1994
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $19,821    $ 5,736

Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                   1,955      2,002
  Gain on sale of land                                                             (949)      --
  Gain on sale of stock investments                                              (6,204)      --
Changes in operating assets and liabilities:
    Accounts receivable                                                           5,227     (2,609)
    Inventory                                                                       893     (4,499)
    Accounts payable                                                              1,140      1,389
    Other assets and liabilities                                                 (1,596)     1,427
    Accrued restructuring costs                                                    --         (498)
                                                                                -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        20,287      2,948
                                                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (2,446)    (1,991)
  Sale (purchase) of short-term investments                                      (9,672)       155
  Deposit for capacity agreement                                                 13,880)      --
  Proceeds from sale of land and other                                            2,759       --
                                                                                -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                            23,239)    (1,836)
                                                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to capital lease obligations, net of principle payment                1,249      1,043
  Repayment of note payable principle                                              (876)       (37)
  Proceeds from issuance of stock                                                 4,015      2,627
  Repayments (issuance) of officer's loan                                            32       (100)
                                                                                -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         4,420      3,533
                                                                                -------    -------
Net increase in cash and cash equivalents                                         1,468      4,645
Cash and cash equivalents at beginning of period                                 22,385     17,372
                                                                                -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $23,853    $22,017
                                                                                =======    =======


Supplemental cash flow information:
 Cash paid during the period for:
   Interest                                                                     $   178    $   528
   Income taxes                                                                     431        181
Additions under capital lease obligations                                         2,099      1,806


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

NOTE 2.  SHORT-TERM INVESTMENTS

The Company classified all investments on March 31, 1996 as available-for-sale. The fair market value and the amortized cost of the securities at March 31, 1996 are presented in the table below. The investments are adjusted to fair market value as of the balance sheet date and any unrealized gains are recorded as a separate component of stockholders' equity. In February 1996, the Company's Nexgen stock holding was converted into 553,333 shares of Advanced Micro Devices, Inc. (`AMD') common stock resulting from the merger of the two companies. Subsequently, the Company sold 299,000 shares of such stock and realized a gain of $6.2 million. The unrealized gain from investments on March 31, 1996 decreased by $11.8 million compared to $16.3 million on June 30, 1995 mainly due to a decline in the fair market value of the AMD stock and the sale of the Company's AMD shares.

                                                                                       Unrealized        Fair
(In thousands)                                                       Amortized           Holding        Market
                                                                       Cost               Gain           Value
- --------------------------------------------------------------------------------------------------------------
AMD Common Stock                                                    $    --             $4,419         $ 4,419
U.S. Government and Corporation Obligations                          23,253                 47          23,300
- --------------------------------------------------------------------------------------------------------------

Total                                                               $23,253             $4,466         $27,719
==============================================================================================================


NOTE 3.  INVENTORY

Inventory consists of the following:
(In thousands)



                            March 31, 1996               June 30, 1995
                            --------------               -------------
Work-in-process                     $ 4,556                    $ 5,471
Finished goods                        6,218                      6,196
                            ---------------             --------------

                                    $10,774                    $11,667
                            ===============             ==============


NOTE 4.  INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate at approximately 10%. This rate is substantially lower than the statutory income tax rate, reflecting the utilization of the Company's net operating loss carryforwards. The estimated tax rate reflects alternative minimum taxes and other state tax obligations.

NOTE 5.  NET INCOME PER SHARE

Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock method). Common equivalent shares include stock options and warrants.

NOTE 6.  LONG-TERM CAPACITY AGREEMENTS

During the second quarter of fiscal 1996, the Company entered into wafer capacity agreements with Taiwan Semiconductor Manufacturing Company (`TSMC') and Chartered Semiconductor Manufacturing PTE LTD (`CSM'). Both agreements were entered into for the purpose of securing additional guaranteed wafer supplies through the year 2000 and both require the payment of cash deposits and the purchase by the Company of certain quantities of wafers. Under the agreement with TSMC, the Company will deposit $23.5 million with TSMC during calendar year 1996. The deposit will be applied against the price of wafers purchased under the agreement, and is not refundable except under certain circumstances. The agreement with CSM requires the Company to make deposits totaling $20 million over the next two years. The deposits will be refunded to the Company at the end of the agreement term subject to certain conditions, including purchase by the Company of the required quantity of wafers. During the second and third quarters of fiscal 1996, the Company made $13.9 million of deposits under these agreements which were recorded as part of other assets on March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net sales for the third quarter and the first three quarters of fiscal 1996 increased substantially over the same periods in the prior year. The increase is mainly due to higher unit sales of portable graphics products which continue to represent the substantial majority of the Company's sales. Gross margins for the third quarter and the first three quarters of fiscal 1996 improved over the same periods in the previous year as the Company's mix of products shifted towards higher value and higher margin portable graphics accelerators. Operating expenses during fiscal 1996 have grown compared to the corresponding period of fiscal 1995, reflecting the higher level of sales and additional investments in new product development. Operating income in absolute dollars and as a percentage of sales has increased in fiscal 1996 as compared to the prior year.

NET SALES

Net sales for the third quarter of fiscal 1996 were $36.5 million, an increase of $9.3 million from $27.2 million reported for the same quarter in fiscal 1995. Net sales for the first three quarters of fiscal 1996 were $112.0 million, an increase of $41.1 million from $70.9 million for the same period of fiscal 1995. The increase in net sales was mainly due to significant increases in unit shipments of portable graphics accelerators. Revenue from portable graphics accelerator products comprised 82% of the Company's net sales in the third quarter of fiscal 1996, compared to 68% of net sales in the same quarter of fiscal 1995.

GROSS MARGIN

The gross margin percentage was 39.6% in the third quarter of fiscal 1996, compared to 38.1% for the same quarter of fiscal 1995. The gross margin percentage was 39.1% for the first three quarters of fiscal 1996, compared to 37.9% for the same period of fiscal 1995. The improvement in gross margin percentage was primarily due to an improved mix of products including higher margin portable graphics accelerators.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $1.6 million from the third quarter of fiscal 1995 to $4.8 million in the third quarter of fiscal 1996. Research and development expenses were 13% of net sales in the third quarter of fiscal 1996, compared to 12% in the third quarter of fiscal 1995. Research and development expenses were 13% of net sales in the first three quarters of both fiscal 1996 and fiscal 1995. Research and development expenses increased mainly due to higher engineering staffing levels and product prototyping costs. The Company expects research and development expenditures to increase in absolute dollars as it invests in new hardware and software product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $0.7 million from the third quarter of fiscal 1995 to $5.6 million in the third quarter of fiscal 1996. Selling, general and administrative expenses were 15% of net sales in the third quarter of fiscal 1996, compared to 18% in the third quarter of fiscal 1995. For the first three quarters of fiscal 1996, selling, general and administrative expenses as a percentage of net sales were 14% as compared to 18% in the same period of fiscal 1995. Although expenses increased in absolute dollars, selling, general and administrative expenses as a percentage of sales declined as sales grew at a faster rate than spending. The Company expects selling, general and administrative expenses will remain flat as a percentage of net sales for the remainder of this fiscal year.


INTEREST INCOME AND OTHER, NET

Interest and other income was $6.8 million in the third quarter of fiscal 1996, as compared to $60,000 during the same period of fiscal 1995. Interest and other income for the first three quarters of fiscal 1996 was $8.5 million, as compared to $0.3 million in the same period of fiscal 1995. Other income in the first three quarters of fiscal 1996 included a $0.9 million gain related to the sale of land in the second fiscal quarter and a $6.2 million gain from the sale of AMD stock in the third fiscal quarter (see Note 2 - Cash Equivalents and Short-term investments).

INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate at approximately 10%. This rate is substantially lower than the statutory income tax rate, reflecting the utilization of the Company's net operating loss carryforwards. The estimated tax rate reflects alternative minimum taxes and other state tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $51.6 million on March 31, 1996, an increase of $5.6 million from $46.0 million on June 30, 1995. This increase was primarily attributable to cash generated from operating activities and proceeds from the sale of land in December, 1995. The increase was partially offset by usage of cash for deposits to two foundries to obtain commitments for the supply of additional wafers and by repayment of a note related to a 1993 building lease settlement. Short-term investments as of March 31, 1996 included $4.4 million of AMD Common Stock which was converted from Nexgen common stock as a result of the merger of the two companies. The Company sold 299,000 shares of such stock for $6.2 million during the third quarter of fiscal 1996. The Company plans to sell the remaining stock at appropriate valuations. The market value of AMD stock has declined as compared to June 30, 1995, which contributed to the decrease in short-term investments.

During the first three quarters of fiscal 1996, other assets increased $13.9 million from $0.3 million on June 30, 1995. The increase was primarily attributable to the payment of cash deposits relating to the foundry capacity agreements with TSMC and CSM which were entered into during the second quarter of fiscal 1996. These agreements require deposits totaling $23.5 million and $20.0 million, respectively, to be paid by the Company. During the past two quarters, the Company has made deposits totaling $13.9 million under these agreements. The Company is required to make another two deposits in an aggregated amount of $17.6 million during the second half of calendar year 1996. The deposit under the agreement with TSMC will be fully paid by the end of calendar year 1996 and the remaining balance of $12.0 million under the agreement with CSM will be made in the first quarters of calendar years 1997 and 1998, respectively. The Company expects to finance the remaining deposits from existing cash balances and funds generated from operations.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has agreements with three banking institutions for a combined total of $21.0 million in unsecured lines of credit. The lines of credit will expire at various times from August 1996 through August 1997. There was no borrowing against these line of credit agreements as of March 31, 1996. These agreements contain certain covenants related to financial performance and condition, and the ability to borrow under such lines is subject to compliance with such covenants. The Company expects that its existing cash balances, bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for the remainder of this fiscal year.

FACTORS AFFECTING FUTURE OPERATING RESULTS

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below or in the Company's report on Form 10-K for the fiscal year ended June 30, 1995, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company expects its revenues will increase modestly and gross margin percentages will remain substantially the same in the fourth quarter of fiscal 1996 as compared to revenue and gross margin percentages in the most recent quarter. The Company's quarterly revenues, gross margin and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect during any particular period, including the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, gain or loss of any strategic relationships with customers, availability and cost of foundry capacity and raw materials, the Company's ability to predict product demand and manage its inventory levels, fluctuations in manufacturing yields, the timing of qualification of new foundries or foundry production lines, new product introductions by the Company's competitors, the Company's ability and timing in introducing new products and technologies, market acceptance of products of both the Company and its customers, supply constraints and price or other fluctuations for other components incorporated into its customers' products, such as portable display screens and memory devices, competitive pressures on selling prices, changes in product or customer mix, and the level of expenditures for research and development and for selling, general and administrative functions.

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by outside foundries. In addition, all of the Company's semiconductor products are currently assembled and tested by third party vendors, primarily in Asia. The Company's reliance on subcontractors to manufacture, assemble and test its products involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost, as well as potential misappropriation of the Company's intellectual property. Delays in delivery of the Company's products, problems with quality or yields, cost increases and other factors beyond the Company's control could result in the loss of customers, reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and operating results.

In connection with the manufacture of its products, the Company expects to obtain access to and qualify new foundries or new production lines at established foundries that employ advance manufacturing and process technologies. Such technologies are currently available from a limited number of foundries. The Company expects that the majority of its products will utilize increasingly advanced process geometries in order to achieve high performance and lower production costs. The Company is currently qualifying a new foundry supplier and is in the process of qualifying certain of its existing products at additional foundry suppliers and on new semiconductor process technologies. The qualification process can take six months or longer. The Company has in the past experienced increased costs and delays in connection with the qualification of new foundries or new production lines or processes at established foundries. Failure to qualify and obtain adequate access to advanced process technologies to supply products on a timely basis would delay product introduction and delivery to the Company's customers. Delays, as well as cost increases or quality and yield problems resulting from the qualification of new foundries or new production lines or processes at established foundries, could have a material adverse effect on the Company's business, financial condition and results of operations.

A number of factors have recently resulted in reduced average order lead times from customers. These factors include customers' perception that product is more readily available to them because foundry capacity is more readily available to semiconductor suppliers than it was in the recent past and customers' reluctance to place long range orders due to the uncertain growth rate in the personal computer market. Some customers have also built up larger than usual inventory levels. As a result, the Company is currently receiving orders for delivery of product primarily during the next thirty (30) to ninety (90) days, whereas during the last several quarters, a higher proportion represented orders for delivery as many as one hundred eighty (180) days into the future. This shortened lead time makes forecasting by the Company of product requirements more difficult. The Company currently must place non-cancelable orders to purchase its products from outside foundries on a three-month rolling basis. Accordingly, the Company could experience an unexpected shortfall in product availability or unexpected excess product inventory. In addition, the reduced order lead time from customers makes it more difficult for the Company to predict future revenues and operating results. If sales and shipments in any quarter do not occur as expected, revenue could be reduced and expense and inventory levels could be disproportionately high, and the Company's business, financial condition and results of operations could be materially adversely affected.

A limited number of customers account for a substantial portion of the Company's net sales. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Some companies in the desktop PC market have recently announced or are expected to experience lower results of operations due to various issues affecting the desktop PC market. As a result, many companies are reevaluating product strategies as well as expected unit shipment volumes. The Company's business is primarily in the portable computer segment of the market which has not been affected to the same extent. However, in the event that one or more of the Company's major customers were to cancel and/or substantially reschedule orders for significant quantities of product, the Company's results of operation could be materially adversely affected.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. In the event that the Company's competitors have product features and/or performance which are perceived as valuable by the market but are not in the Company's products, the Company could lose current design wins or not acquire new design wins. In addition, other factors such as internal product development delays, aggressive competition and intangible factors affecting customer relationships could also adversely impact design wins. To the extent that the Company is unable to retain existing design wins or to acquire new design wins and the associated revenues for the Company's existing and future products, there could be a material adverse on the Company's business, financial condition and results of operations.

During calendar year 1995, the semiconductor industry experienced shortages of available production. The Company, like many fabless semiconductor companies, entered into long term deposit agreements with wafer foundry suppliers to ensure guaranteed access to capacity. Although production capacity for advanced processes such as 0.35u appears to be limited, availability of production capacity for more mature processes now appears to be less constrained. To the extent that the Company must utilize production capacity at certain foundries to fulfill its long term commitments and to the extent that the Company might, as a result, pay a higher price for product than the current market conditions warrant, this could have an adverse impact on the Company's gross margins and results of operation.

The PC semiconductor market is generally characterized by price declines over time as new competitors enter and as new semiconductor process technologies enable lower cost manufacturing. There can be no assurance that the Company will not experience increased price competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects its competitors to aggressively price alternative solutions to attempt to gain or maintain market share. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, the gross margin percentages achieved in recent periods may not be sustainable.

The largest portion of the Company's sales is comprised of portable graphics accelerators. The Company expects that the majority of it revenues for at least the rest of the fiscal year will continue to be from sales of those products. While the market for PCs in general and portable computers in particular has recently experienced substantial growth, the overall industry has historically been cyclical and seasonal, and there can be no assurance that growth rates experienced in prior periods will continue in the future.

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

Date:    May 13, 1996

                                INDEX TO EXHIBITS

    Exhibit
    Number                   Description
    ------                   -----------

3.1        (1)     Amended Certificate of Incorporation of Chips and Technologies, Inc.

3.2        (2)     Restated By-laws of Chips and Technologies, Inc.

4.1        (3)     Stockholders' Rights Agreement dated August 23, 1989.

10.1       (6)  *  First Amended 1988 Nonqualified Stock Option Plan for Outside Directors dated October 1,
                   1993 (as amended through November 9, 1995) .

10.2       (1) *   Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.3       (4) *   Promissory note to the Company from Keith Angelo dated August 1, 1994.

10.4       (4) *   Independent Contractor Services Agreement between the Company and Henri Jarrat dated
                   August 11, 1994.

10.5       (6) *   Amended and Restated 1994 Stock Option Plan dated November 10, 1994 (as amended through November 9, 1995).

10.6       (5) *   Executive Bonus Plan dated September 21, 1995.

10.7       (6)     Option Agreement between the Company and Taiwan Semiconductor Manufacturing
                   Company dated November 6, 1995. (**)

10.8       (6)     Deposit Agreement between the Company and Chartered Semiconductor Manufacturing PTE
                   LTD dated November 16, 1995. (**)
11.1               Statement re:  Calculation of Earnings  per Share.                                                    15

27.0               Financial Data Schedule for the quarter ended March 31, 1996                                          16

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

(2)      Incorporated by reference to Registration Statement No. 33-8005 effective October 8, 1986.

(3)      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1989.

(4)      Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended June 30, 1994.

(5)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

(6)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995.

*        Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of
         Chips and Technologies, Inc.

**       Confidential treatment has been requested for a portion of this document.