Form 10-K
period 1996-06-30
CHIPS & TECHNOLOGIES INC
filed 1996-08-21
CIK 767965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

Indicate by check mark if disclosure of delinquent Filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $211,368,274 as of July 31, 1996.

On July 31, 1996, there were 20,621,295 shares of Common Stock of the Company outstanding.

The Index to Exhibits is listed on pages 28 and 29 of this Annual Report on Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on November 7, 1996, (the "Proxy Statement")

================================================================================

                                     PART I

ITEM 1.  BUSINESS

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including in particular those discussed below and in Item 7 of this report for the year ended June 30, 1996, which could cause actual results to differ materially from historical results or those anticipated. In this report, the words "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements speak only as of the date hereof, and should not be given undue reliance.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Chips and Technologies, Inc. ("CHIPS" or the "Company") is a leading supplier of highly integrated semiconductor and software solutions to personal computer manufacturers. The Company's solutions provide enhanced graphics, video and other advanced display capabilities for both portable and desktop computers. CHIPS is currently the world's leading supplier of graphics and video controllers for portable computers. Some of the Company's customers are ACER, Apple Computer, DEC, Hewlett Packard, IBM, NEC and Toshiba.

INDUSTRY OVERVIEW

The emergence of graphical user interfaces (GUIs) such as Microsoft Windows spawned a major change in the role of the semiconductor chips that control computer displays. Before the widespread use of GUIs, the primary function of video chips was to display simple characters such as letters and numbers. The advent of graphics-based interfaces placed a substantial new burden on video chips, requiring them to perform far more complex functions in order to display detailed graphics images in a multitude of colors. As full-motion video and other even more challenging graphics functions have become standard features in personal computers, the graphics controller chip has become a key component, requiring ever more innovation and sophistication in its design and functionality.

In the last several years, the portable computer market has grown at a faster rate than the desktop computer market and has become a very significant segment of the personal computer industry. As the portability and popularity of notebook computers have grown, so have users' expectations for performance and features comparable to those of desktop computers. This poses a substantial challenge for designers of graphics controller chips. Not only must they provide desktop-quality performance and features such as video playback acceleration, they must also help solve portable computer manufacturers' unique development challenges. These include limited physical space, the need for low power consumption, support for numerous types of flat panel displays from different manufacturers, and constrained ability to control electrical emissions for FCC certification. In addition, graphics controllers for portable computers must also support traditional CRT monitors as well as built in flat panel displays and must be able to display images on both simultaneously.

In this very challenging environment, CHIPS has become a leading player in the portable computer market, capturing over 45% of the market for portable computer graphics display controllers in the last two years.

DISPLAY AND GRAPHICS TECHNOLOGY IN PORTABLE COMPUTERS

Graphics technology for portable computers has evolved around two key factors, display size and color resolution. The main display on a portable computer is the flat panel integrated in the computer. This display is generally based on liquid crystal display ("LCD") technology. Portable computer display technology has advanced from the 7" to 9", low resolution monochrome displays of a few years ago to 12" or larger, 16.7 million simultaneous color, 1024x768 pixel displays. Increased demand for portable computers and the availability of additional manufacturing capacity have led to a rapid decline in LCD display costs. The prospect of further cost declines creates new applications for flat panel displays.

Economical production of large LCD displays, comparable in size to current mainstream desktop CRT displays, is quickly becoming viable. LCDs have significant benefits over traditional CRTs for desktop use, namely size and power consumption. In addition, LCDs can display an image over their entire display surface, unlike most CRTs; thus a 12" LCD displays a 12" image, whereas a 13"-14" CRT display may produce only a 12" image. From an end user standpoint, LCDs also have perceived quality advantages over CRTs due to their perfectly flat screen and rapid pixel response.

Flat panel graphics controllers must rapidly bring mainstream display advancements to the portable arena. New features such as 3D graphics acceleration will be needed to support a new generation of interactive entertainment via the Internet, more realistic games and new business applications for training and presentations. Complementary MPEG-2 support will be required for higher quality video and audio content made possible by digital video disc (DVD) players. Graphics controller suppliers will also need to support industry standard initiatives such as the Accelerated Graphics Port
(AGP) recently announced by Intel, which offers a new graphics architecture to enable higher performance 3D graphics capabilities.

COMPANY STRATEGY

Extend Leadership Position in Portable Graphics Controllers

The Company maintains a leading position of at least 45% market share as a supplier of graphics and video controllers to portable computer manufacturers. The Company's strategy is to leverage its core expertise and market leadership to rapidly bring advanced display controller technologies to portable computers. During fiscal 1996, the Company announced and shortly thereafter began shipping its HiQVideo(TM) family of video display controllers. This product family perpetuates the Company's successful hardware- and software-compatible product strategy, which allows PC manufacturers to build on their developed base of software and board designs while bringing new features and higher performance to their products. Future enhancements to the HiQVideo product family will include support for new memory technologies such as SDRAM, as well as unique proprietary technologies for improving graphics display quality and performance.

Meet Customer Needs With Innovative and Comprehensive Solutions

The Company maintains very close relationships with leading PC manufacturers such as Toshiba, Apple Computer and NEC. The Company assists them in solving their design and product challenges by bringing innovative solutions to their products. During fiscal 1996, the Company was a founding member of the Zoomed Video standard initiative. Zoomed Video solves the unique portable design challenge of providing a pathway through the PCMCIA port into the PC for full motion video sources, such as cameras used for video conferencing. During fiscal 1996, the Company introduced and began shipping its PanelLink(TM) (1) line of products. PanelLink technology, which the Company licenses from Silicon Image, Inc., introduces a new standard interface system for transmitting high frequency data between the computer and the flat panel display screen. As flat panel displays become larger and support higher color resolutions, they increase the amount and speed of data transferred between the display and the computer motherboard. This causes increased electromagnetic interference (EMI), which is regulated by the FCC. The PanelLink interface standard reduces EMI and simplifies the engineering of the notebook PC. The PanelLink solution currently consists of two chips; the Company intends to integrate this technology into its future graphics controller products in order to provide customers a single chip solution.

Develop Advanced Technologies for Current and New Market Opportunities

In May 1996, CHIPS and Lockheed Martin's Real 3D company entered into a strategic product development partnership. The first product from this partnership will be a 2D/3D graphics controller for desktop computers which will support the new AGP bus standard. The first customer for this product will be Intel Corporation, which intends to utilize it on a new generation of Pentium Pro and AGP desktop motherboards in the second half of 1997. CHIPS also expects to offer to the mainstream PC market 2D/3D graphics controllers embodying the technology developed from its partnership. The Company believes the ability to provide real-time, workstation quality 2D/3D graphics rendering and acceleration to be a critical component of future desktop and portable PCs as well as Internet applications.

(1)  PanelLink is a trademark of Silicon Image, Inc.

PRODUCTS AND MARKETS

The Company is the leading supplier of flat panel graphics and video controllers to portable computer manufacturers. During fiscal 1996 approximately 84% of the Company's revenue was derived from flat panel graphics controllers.

Flat Panel Graphics Controller Products

6554X Family:

All of the Company's flat panel graphics controllers for portable computers are highly integrated and incorporate a graphics accelerator engine, true color RAMDAC and a PLL clock synthesizer in a single chip. The 6554X family of products is based on a 32 bit display graphics engine and supports a variety of flat panel LCD displays.

HiQVideo Family:

The Company's HiQVideo family was introduced and began volume shipment during fiscal 1996. The HiQVideo family, while maintaining the same high level of integration of its predecessors, is based on a new 64 bit display graphics engine architecture, including Zoomed Video support and video playback acceleration features such as X/Y scaling and color conversion for high quality full motion, full screen video. The HiQVideo family also provides support for much higher resolutions and color depths. The HiQV32 product is pin and software compatible with products in the 6554X family, while the HiQV64 provides a 64 bit interface to display memory for maximum performance. The HiQVideo family supports low power and low voltage operation as well as advanced small form factor chip packaging. Future enhancements to the HiQVideo family will include integration of PanelLink EMI reduction technology, new unique proprietary features for improved display quality, and support for new memory architectures such as SDRAM and SGRAM.

Apple Family:

The Company is the exclusive supplier of custom graphics controllers used in all Apple Computer Powerbook portable computers. These products support the PowerPC and 680X0 microprocessor family platform and integrate RAMDAC and PLL clock synthesizer.

PanelLink Family:

During fiscal 1996, the Company introduced and began shipment of its family of products incorporating PanelLink technology. The Company manufactures and sells the PanelLink product to portable computer manufacturers and LCD display manufacturers. The PanelLink solution consists of two chips, one which resides in the computer and the other on the LCD display itself. The PanelLink solution makes possible the use of longer cabling between a computer and the LCD display, which will enable the use of LCD displays as desktop CRT replacements. The Company intends to integrate the transmitter portion of the PanelLink solution into its future graphics controller products, thereby providing a one chip solution.

Desktop Products

The Company markets a desktop product line which includes various solutions for the major subsystems of the desktop PC motherboard. Focused on integration and performance, the product line consists of I/O solutions, core logic and an innovative single chip computer product called PC/CHIP. These products target a wide range of industrial and embedded control applications utilizing 386 and 486 microprocessor technologies.

SALES, MARKETING AND DISTRIBUTION

CHIPS markets and distributes its products through a combination of a direct sales organization, regional distributors and independent representatives. In North America, the Company maintains direct sales offices in Georgia and Illinois, and at its corporate headquarters in San Jose, California. Additional regional technical support staff operate in Massachusetts and Texas. International sales offices are maintained in Taiwan and the United Kingdom. In Asia, the Company sells the vast majority of its products through distributors. These distributors provide inventory stocking for end customers and supplement the Company's technical support.

Sales to the Company's customers are usually made pursuant to specific purchase orders, which are cancelable or reschedulable within certain time frames without significant penalty. The Company recognizes sales to all customers except domestic distributors upon shipment of the product. For the Company's domestic distributors, revenue is recognized upon the distributor resale. The Company's distributors are generally allowed to return to the Company a portion of the products purchased by them. The Company maintains reserves for such potential returns.

To assist the customer in the implementation of the Company's products, the Company provides application engineering hardware and software development support during the evaluation, design and production stages of the customer's product cycle. The Company works very closely with its customers. Due to the Company's market leadership in flat panel display controllers, the Company receives in-depth feedback from its customers concerning new product plans and features. This feedback helps refine the Company's product strategies and greatly enhances new product acceptance.

The Company's products are utilized by a number of leading personal computer manufacturers, including Acer, Apple Computer, DEC, Hewlett Packard and Toshiba. Many of these PC OEMs subcontract manufacturing of their computer products to other companies, while ordinarily retaining control over the selection and specification of the semiconductor components. In fiscal 1996, sales to Inno Micro, a distributor in Japan, comprised 37% of total sales, including sales to Toshiba which represent approximately 26% of the Company's total sales. Sales to Apple Computer comprised 16% of the Company's revenue in fiscal 1996. Sales to Gain Tune/World Peace, a distributor in Taiwan, comprised 10% of the Company's revenue for fiscal 1996. In fiscal 1995, Inno Micro accounted for approximately 23%, including sales to Toshiba accounting for 13% of the Company's revenue. In fiscal 1995, Apple Computer comprised approximately 13% of the Company's revenue. Also in fiscal 1995, Gain Tune/World Peace comprised 10% of the Company's revenue. No customer contributed more than 10% of the Company's revenues in fiscal 1994. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers purchases will not decline or fluctuate significantly or that such customers will cancel or reschedule orders. Any of these occurrences and others related to its customers, as noted in "Factors Affecting Future Operating Results," could have a material adverse effect on the company's business.

Export sales were 67%, 47% and 56% of net sales for fiscal years 1996,1995 and 1994, respectively. The Company's export sales are currently denominated in U.S. dollars. The proportion of export sales also reflects the strategy of certain PC system companies to manufacture or subcontract manufacture of their products in foreign countries as well as the strategy of certain distributors to maintain domestic billing locations for their foreign operations.

MANUFACTURING

The majority of the Company's current products are manufactured using 0.6 and
0.5 micron triple layer metal CMOS process technologies. The Company expects most of its new products to utilize 0.5 micron and 0.35 micron process geometries in order to achieve higher performance and lower production costs. The Company subcontracts to independent suppliers the manufacture of its products. This strategy enables the Company to avoid the large capital investment and overhead expense associated with a captive semiconductor fabrication facility. Accordingly, the Company can focus on its core strengths: the design and marketing of its products.

Some of the Company's vendors deliver fully assembled and tested products. In this case, CHIPS purchases finished goods meeting its predetermined specifications. Other vendors provide only the silicon wafers, after which the Company manages the process of assembly and testing through other independent vendors. CHIPS maintains specific quality assurance programs for all vendors and supplies its vendors with detailed semiconductor test programs to verify its products during manufacture. The Company also requires its vendors to manufacture to a detailed set of specifications and parameters prior to accepting delivery of any products from its suppliers. The Company believes it maintains good relationships with its vendors. The Company generally manufactures its product at one supplier during its prototyping and initial production, and as the product ramps up the Company qualifies another supplier to manufacture the product in high volume. Due to its strategy of utilizing subcontract manufacturers, the Company is subject to certain risks including those noted in "Factors Affecting Future Operating Results".

During fiscal 1996, the Company entered into two long term wafer capacity agreements with Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing PTE LTD ("CSM"), (See Note 3 - Commitments, Long-term capacity agreements). Both agreements were entered to secure additional guaranteed wafer supplies through the year 2000 in order to support the expected growth in the Company's manufacturing requirements.

The Company believes it has secured appropriate manufacturing capacity given its current expectations. However, the conditions of these agreements present risks, including those indicated in "Factors Affecting Future Operating Results".

RESEARCH & DEVELOPMENT

Timely development and introduction of new products is essential to maintaining the Company's position as a market leader in flat panel graphics controllers and is critical to its ability to expand its market opportunities. Research and development efforts focus on the design of new products for manufacturers of portable computers by leveraging the Company's proprietary intellectual property design modules. The Company also has expanded its new product development capabilities through the licensing of technologies such as PanelLink. The Company intends to expend significant resources on the completion of its strategic product development partnership with Lockheed Martin's Real 3D company. In addition, the Company plans to increase its investments in the development of high performance software drivers that will support new hardware chip capabilities as well as new software standards such as Microsoft Direct 3D.

At June 30, 1996, the Company had approximately 109 employees engaged in research and development, engineering and supporting functions. Spending for research and development during fiscal 1996, 1995 and 1994 was $19.8 million, $13.3 million and $11.8 million, respectively.

COMPETITION

The markets for the Company's products are highly competitive and the Company expects the level of competition to increase. Competitive factors in the Company's markets include product features, product performance, price, timeliness of new product introductions, quality, software support and customer support. For a large period of fiscal 1996, the semiconductor industry was impacted by limited manufacturing capacity. The capacity shortage has been greatly relieved during the latter part of fiscal 1996. Price competition in the semiconductor industry is intense and the Company believes that price competition will increase particularly due to the alleviation of production capacity shortages. Technical and other advances by the competition could have a material adverse effect on the Company's results of operations.

The Company's competitors consist primarily of domestic companies. Some of these companies own or have an equity interest in semiconductor fabrication, assembly and test facilities, while others subcontract manufacturing in a manner similar to CHIPS. Some competitors have significantly greater financial, technical, marketing, manufacturing, distribution and human resources than the Company. To the extent these competitors are able to utilize these resources effectively in competing against the Company, there could be an impact on the future operating results of the Company.

LICENSES, PATENTS AND TRADEMARKS

The Company attempts to protect its proprietary technology through the filing of patent applications and by the use of copyright, maskwork and trade secret protection and trademarks. The Company has been granted 67 U.S. and foreign patents covering various technical innovations. The Company also has 9 pending patent applications and numerous applications being prepared by counsel. The Company intends to continue to build and protect its intellectual property portfolio.

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

BACKLOG

The Company participates in an industry that is subject to short order and shipment lead times. As is common within the industry, customers may change or cancel orders and shipment schedules within certain periods with minimal penalties. In light of these factors, the Company does not consider backlog to be a reliable or meaningful indicator of the Company's operating results.

EMPLOYEES

As of June 30, 1996, the Company had 209 employees, of whom 109 were engaged in research and development, engineering and supporting functions, 50 in marketing and sales, 31 in manufacturing and 19 in administration and finance. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. None of the Company's employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located at 2950 Zanker Road in San Jose, California. The Company owns the land and the 69,700 square foot building on the site. During fiscal 1996 the Company sold two adjacent undeveloped lots. During fiscal 1996, the Company entered into a lease on a 22,500 square foot facility located in San Jose, California and moved its logistics and warehousing operations out of its headquarters into this leased space. The Company leases office space for its regional direct sales offices domestically in Georgia and Illinois and internationally in Taiwan and the United Kingdom. The Company believes its facilities to be fully utilized and adequate for the Company's current operations. However, future growth in the Company's operations and staffing levels may affect the adequacy of the current facilities and require the assumption of additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

Name                           Age     Position
- ----                           ---     --------
James F. Stafford              52      President and Chief Executive Officer

Keith A. Angelo                40      Vice President, Marketing

Lee J. Barker                  51      Vice President, Operations

Timothy R. Christoffersen      54      Vice President, Finance and Chief Financial Officer

Richard E. Christopher         50      Vice President, Sales

Morris E. Jones, Jr.           44      Senior Vice President and Chief Technical Officer

Lawrence A. Roffelsen          51      Vice President, Engineering

Jeffery Anne Tatum             46      Secretary, Vice President and General Counsel

Mr. Stafford was named President and Chief Executive Officer in July 1993 and was elected a director in August 1993. Mr. Stafford has been employed by the Company since its inception and has served in a variety of positions including Acting Chief Financial Officer from April 1993 until December 31, 1993, Senior Vice President and Chief Operating Officer from January 1992 to July 1993 and Senior Vice President, Product Line Operations from February 1990 to January 1992.

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

Mr. Jones, Jr. is a founder of the Company and has served as Senior Vice President and Chief Technical Officer since February 1990. Prior to that time, he served in a variety of senior level management positions since the Company's inception.

Mr. Roffelsen has served as Vice President, Engineering since November 1992. Prior to joining the Company, he spent seven years at Fujitsu Microelectronics, Inc., where he served most recently as Vice President, ASIC Operations.

Ms. Tatum has served as Secretary, Vice President and General Counsel since July 1994. She previously served as Secretary and General Counsel from August, 1993 to July 1994, and as Assistant General Counsel from February 1992 to August 1993. Prior to joining the Company, she was a partner of the law firms of Seyfarth, Shaw, Fairweather and Geraldson from 1990 to 1992, and of Adams, Duque and Hazeltine from 1985 through 1989.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "CHPS". The following table sets forth high and low closing sale prices for the Common Stock as reported by National Quotation Bureau, Inc.

                        Fiscal 1996         Fiscal 1995
                       High      Low       High      Low
- ---------------------------------------------------------
First Quarter        $15.625   $12.57    $ 5.375   $3.625
Second Quarter        13.25      8.25      7.50     4.95
Third Quarter          9.875     8.25      8.625    6.25
Fourth Quarter        12.00      8.75     14.00     7.50
- ---------------------------------------------------------

The Company's present policy is to reinvest earnings in future operations. The Company has not paid and does not anticipate paying cash dividends in the foreseeable future. At July 31, 1996 there were 20,621,295 shares of Common Stock outstanding, held by approximately 960 stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

(In thousands, except per share amounts)                                 Year ended June 30,
                                                ------------------------------------------------------------------
                                                  1996           1995           1994             1993       1992
                                                ------------------------------------------------------------------
Net sales                                       $150,788       $104,731        $73,444        $ 97,874    $141,106
Gross margin                                      60,936         39,856         26,480          24,725      16,961
Restructuring costs (recovery)                        --         (1,429)          (372)         23,271       9,131
Income (loss) from operations                     19,495          9,748         (1,077)        (52,654)    (84,676)
Net income (loss)                                 25,750          9,388          2,714         (49,055)    (63,873)
Net income (loss) per share                         1.18           0.47           0.16           (3.13)      (4.46)
Total assets                                     108,071         85,767         51,300          62,454     115,301
Long-term capital lease and notes payable            796          1,725          1,019           1,009       3,835
Convertible debentures                                --             --          7,910           7,910
Stockholders' equity                              83,389         65,696         26,327          19,677      65,327

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including in particular those discussed below and in Item 1 of this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements speak only as of the date hereof, and should not be given undue reliance.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

NET REVENUES                  Fiscal year      % change          Fiscal year       % change         Fiscal year
                                 1996        from prior year        1995         from prior year        1994
- ---------------------------------------------------------------------------------------------------------------
Net Revenues
(in millions)                   $150.8            44%              $104.7              43%              $73.4
- ---------------------------------------------------------------------------------------------------------------


The increases in revenue in fiscal 1996 and 1995 were primarily attributable to increases in unit volume shipments of portable graphics controllers. The majority of the Company's sales are derived from portable graphics controller products which comprised 84%, 65% and 47% of the Company's sales in fiscal 1996, 1995 and 1994, respectively.

Export sales are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales were 67%, 47% and 56% of net sales for fiscal years 1996, 1995 and 1994, respectively. Sales to foreign customers are denominated in US dollars. Three customers accounted for 37%, 16% and 10%, respectively, of the Company's net sales in fiscal 1996. Three customers accounted for 23%, 13% and 10%, respectively, of the Company's net sales in fiscal 1995. No customer accounted for more than 10% of the Company's net sales for fiscal 1994.

GROSS MARGIN                    Fiscal year         % change          Fiscal year        % change          Fiscal year
                                   1996          from prior year          1995         from prior year         1994
- ----------------------------------------------------------------------------------------------------------------------
Gross Margin
(in millions)                     $60.9                53%               $39.9               51%               $26.5

Percentage of net revenues           40%                                    38%                                   36%
- ----------------------------------------------------------------------------------------------------------------------

The increase in gross margin as a percentage of net revenues was primarily due to an improved mix of products including higher margin portable graphics accelerators.

OPERATING EXPENSE                       Fiscal year        % change          Fiscal year       % change         Fiscal year
                                            1996          from prior year        1995        from prior year        1994
- ---------------------------------------------------------------------------------------------------------------------------
(in millions)
Research & Development                     $19.8                49%            $13.3               13%             $11.8
Percentage of net revenues                    13%                                 13%                                 16%

Selling, General & Administrative          $21.6                19%            $18.2               13%             $16.1
Percentage of net revenues                    14%                                 17%                                 22%

Restructuring Recovery                     $  --                               $(1.4)                              $(0.4)
Percentage of net revenues                                                         1%                                  1%
- ---------------------------------------------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT EXPENSES Research and Development expenses increased in absolute dollars in both fiscal 1996 and 1995 mainly due to increases in engineering staffing levels, product prototyping and outside service costs. The

Company expects these expenses to increase in absolute dollars as it invests in new hardware and software product development including 3D graphics and MPEG II technology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, General and Administrative expenses increased in absolute dollars in both fiscal 1996 and fiscal 1995. However, Selling, General and Administrative expenses as a percentage of net revenues decreased from year to year as sales grew at a faster rate than spending. The increase in absolute dollars was primarily due to higher commissions paid to sales representatives as the result of higher revenues.

RESTRUCTURING RECOVERY The Company received $1.2 million in fiscal 1995 and $0.4 million in fiscal 1994 as principal payments against a note receivable recorded in respect of the sale of certain of the Company's product lines which were discontinued and fully reserved as restructuring charges in fiscal 1993. The note was paid in full in November, 1994. Because the restructuring plans that were reserved for in prior years were substantially completed, the Company also recorded the remaining reserve balance of $0.2 million as income in fiscal 1995.

INTEREST INCOME AND OTHER, NET

Other income was $9.1 million in fiscal 1996, compared to $0.6 million in fiscal 1995 and $1.7 million in fiscal 1994. Other income in fiscal 1996 included a $0.9 million gain related to the sale of land and a $6.2 million gain from the sale of AMD stock (see Notes to Consolidated Financial Statements # 2 - Short-term investments). Other income in fiscal 1994 included proceeds from the sale of an equity investment.

INCOME TAXES

The Company recorded $2.9 million and $1.0 million of income tax provisions reflecting annual effective tax rates of 10% and 9% in fiscal 1996 and 1995, respectively. The rates are substantially lower than the statutory income tax rate as a result of utilization of the Company's net operating loss carryforwards. The provisions for fiscal 1996 and 1995 reflect certain federal alternative minimum tax and state tax obligations. The Company recorded $2.1 million in tax benefits in fiscal 1994. The Company resolved a number of tax issues in fiscal 1994 and, as a result, recorded a tax benefit of $2.2 million related to taxes which were previously provided for these issues. The Company has provided a valuation allowance for all the deferred tax assets on the basis that realization is not reasonably assured.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $59.3 million on June 30, 1996, an increase of $13.3 million compared to $46.0 million on June 30, 1995. This increase was primarily attributable to cash generated from operating activities of $28.7 million during fiscal 1996 and proceeds from the sale of land for $2.8 million in December, 1995. The increase was partially offset by usage of cash for deposits to two foundries to obtain commitments for the supply of additional wafers. Short-term investments as of June 30, 1996 included $3.5 million of AMD common stock which was converted from Nexgen common stock as a result of the merger of the two companies. The Company sold 299,000 shares of such stock for $6.2 million during the third quarter of fiscal 1996. The Company plans to sell the remaining stock at appropriate valuations.

During fiscal 1996, other assets increased $12.3 million from $0.3 million on June 30, 1995. The increase was primarily attributable to the payment of cash deposits relating to foundry capacity agreements with Taiwan Semiconductor Manufacturing Company ('TSMC') and Chartered Semiconductor Manufacturing PTE LTD ('CSM') which were entered into during the second quarter of fiscal 1996. These agreements require deposits totaling $23.5 million and $20.0 million, respectively, to be paid by the Company. During fiscal 1996, the Company made deposits totaling $13.9 million under these agreements. The Company is required to make another two deposits in an aggregated amount of $17.6 million during the second half of calendar year 1996. The deposit under the agreement with TSMC will be fully paid by the end of calendar year 1996. The Company will pay the remaining balance of $12.0 million under the agreement with CSM in the amount of $6.0 million in each of calendar years 1997 and 1998. The Company expects to finance the remaining deposits from existing cash balances and funds generated from operations. Under the TSMC agreement, some of the deposit will be recovered over the term of the contract as credits against wafer purchases. The remainder of the TSMC deposit and all of the CSM deposit will be recovered at the expiration of the agreements.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has agreements with three banking institutions for a combined total of $21.0 million in unsecured lines of credit. These line of credit agreements will expire at various times from August 1997 through October 1998. There was no borrowing against these lines of credit as of June 30, 1996. These agreements contain certain covenants related to financial performance and condition, and the ability to borrow under such lines is subject to compliance with such covenants. The Company expects that its existing cash, cash equivalents, short-term investments, bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for at least the coming fiscal year.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company expects its revenues will increase in the next quarter and its gross margins will remain at approximately the level achieved in the most recent quarter. In order to maintain its present market position and to expand the markets in which the Company can participate, the Company expects to increase its investment in hardware and software engineering, particularly in the areas of 3D graphics, new memory technologies such as SDRAM, and MPEG II technology.

The Company's revenues, gross margin and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's operations and business during any particular period. These factors include: the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by the Company's customers, gain or loss of any strategic relationships or design wins with customers, the Company's ability to predict product demand and manage its inventory, fluctuations in manufacturing yields, the timing of qualification by its customers of the Company's products from different foundry suppliers, new product introductions by the Company's competitors, the Company's ability and timing in introducing new products and technologies, market acceptance of the Company's and its customers' products, supply constraints and price or other fluctuations for other components (such as portable display screens and memory devices) incorporated into its customers' products, competitive pressures on selling prices, changes in product or customer mix, and the amount and timing of expenditures for research and development and for selling, general and administrative functions.

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by third party foundries. All of the Company's semiconductor products are currently assembled and tested by third party vendors. The Company's reliance on subcontractors to manufacture, assemble and test its products involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost. Delays in delivery of the Company's products, problems with quality or yields, cost increases and other factors beyond the Company's control could result in the loss of customers, reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and operating results.

The Company's manufacturing and assembly subcontractors are primarily in Asia. Many of the Company's customers also manufacture in Asia or subcontract their manufacturing to Asian companies. The concentration of the Company's manufacturing and selling activities in Asia poses risks that could adversely affect demand for and supply of the Company's products including foreign currency fluctuations and economic and trade policies which could affect the relative competitiveness of customers' end products.

The Company expects to obtain access to and qualify new foundries or new production lines at established foundries which employ advanced manufacturing and process technologies. The majority of the Company's new products will utilize advanced process geometries, particularly 0.5u and 0.35u, in order to achieve high performance and lower production costs. The Company generally qualifies its product in a single foundry during the initial production phase and attempts to qualify a second foundry during production ramp-up. The Company has in the past experienced delays in connection with the qualification of new products and new foundries. Failure to qualify and obtain adequate production volumes of its products on a timely basis would delay product introduction and delivery to the Company's customers. Delays, as well as cost increases or quality and yield problems, could have a material adverse effect on the Company's business, financial condition and results of operations.

During the Company's customers' initial or pre-production phase of manufacturing, the customer performs its own manufacturing validation and testing which qualify the Company's products for production use. The Company's products are extremely complex semiconductor devices. The Company establishes and implements test specifications and imposes quality standards upon its suppliers and also performs separate application-based compatibility and system testing for its products. However, its customers may discover defects in the Company's products related to their particular application.

To the extent that the Company is unable to remedy defects or provide product that meets its customers' manufacturing qualification processes, the Company may experience lower revenues and excess inventories which could have an adverse effect on the Company's results of operations.

A number of factors have recently resulted in reduced average order lead times from customers. These factors include customers' perception that product is more readily available to them because foundry capacity is more readily available to semiconductor suppliers than it was in the recent past, and customers' reluctance to place long range orders due to their diminishing ability to predict their customers' demand. The Company is currently receiving orders for delivery of product primarily during the next ninety (90) days, whereas in the past, a higher proportion of orders were for delivery as many as one hundred eighty (180) days in the future. This shortened lead time makes forecasting by the Company of product requirements more difficult. The Company must place non-cancelable orders to purchase its products from its foundries on a three-month rolling basis. Accordingly, the Company could experience an unexpected shortfall in product availability or unexpected excess product inventory. In addition, the reduced order lead time from customers makes it more difficult for the Company to predict future revenues and operating results. If sales and shipments in any quarter do not occur as expected, revenue could be reduced and expense and inventory levels could be disproportionately high, and the Company's business, financial condition and results of operations could be materially adversely affected.

A limited number of customers account for a substantial portion of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a substantial portion of its revenues for the foreseeable future. Some companies providing products to the desktop PC market have recently experienced or expect to experience lower results of operations due to various issues affecting the desktop PC market. As a result, many companies are reevaluating product strategies and expected unit volumes. In addition, certain companies have reportedly accumulated large amounts of inventory and are pursuing aggressive pricing strategies to reduce inventories. The Company's business is primarily in the portable computer segment of the market which has not been affected to the same extent. However, in the event that one or more of the Company's major customers were to cancel and/or substantially reschedule orders for significant quantities of product, the Company's results of operations could be materially adversely affected.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. In the event that the Company's competitors have or introduce product features and/or performance which are perceived as valuable by the market but are not in the Company's products, the Company could lose current design wins or not acquire new design wins. In addition, other factors such as internal product development delays, aggressive competition and intangible factors affecting customer relationships could also adversely impact design wins. To the extent that the Company is unable to retain existing design wins or to acquire new design wins and the associated revenues for the Company's existing and future products, there could be a material adverse impact on the Company's business, financial condition and results of operations.

During calendar 1995, the semiconductor industry experienced constraints on available production. The Company, like many fabless semiconductor companies, entered into long-term deposit agreements with wafer foundry suppliers to ensure guaranteed access to capacity. Although production capacity for advanced processes such as 0.35u appears to be limited, production capacity for more mature processes now appears to be less constrained. The Company's capacity commitment contracts contain provisions that obligate the Company to purchase minimum quantities of wafers from these suppliers. To the extent that the Company must utilize production capacity at certain foundries to fulfill its long term commitments, the Company may pay a higher price for product than that available from other suppliers, and this could have an adverse impact on the Company's gross margins and results of operations.

The PC semiconductor market is generally characterized by price declines over time as new competitors enter and as new semiconductor process technologies enable lower cost manufacturing. In addition, rapid price declines may occur when current supply exceeds demand. There can be no assurance that the Company will not experience increased price competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects its competitors to aggressively price alternative solutions to attempt to gain or maintain market share. Certain of the Company's competitors have reportedly pursued aggressive pricing strategies to reduce accumulated inventories of product for the desktop PC market. Although it appears that supply to the portable computer market has not been impacted by an accumulation of inventory, to the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, the gross margin percentages achieved in recent periods may not be sustainable.

The largest portion of the Company's sales is comprised of portable graphics accelerators. The Company expects that the majority of its revenues will continue to be from sales of those products during fiscal 1997. While the market for PCs in general and portable computers in particular has recently experienced substantial growth, the overall industry has historically been cyclical and seasonal, and there can be no assurance that growth rates experienced in prior periods will continue in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants                                                                           16

Consolidated Statements of Operations for the three years period ended June 30, 1996                        17

Consolidated Balance Sheets at June 30, 1996 and 1995                                                       18

Consolidated Statements of Cash Flows for the three year period ended June 30, 1996                         19

Consolidated Statements of Stockholders' Equity for the three year period ended June 30, 1996               20

Notes to Consolidated Financial Statements                                                                  21-25

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               Three months ended
                                                --------------------------------------------------
(In thousands, except per share amounts)        June 30,     March 31,      Dec. 31,    Sept. 30,
                                                  1996          1996          1995         1995
                                                --------------------------------------------------
Net sales                                          $38,796       $36,514      $38,259      $37,219
Gross margin                                        17,160        14,457       14,958       14,361
Income from operations                               5,964         4,046        4,933        4,552
Net income                                           5,929         9,786*       5,607        4,428
Net income per share                                  0.27          0.45*        0.26         0.20



                                                               Three months ended
                                                 --------------------------------------------------
                                                 June 30,     March 31,      Dec. 31,    Sept. 30,
                                                   1995          1995          1994         1994
                                                 --------------------------------------------------
Net sales                                           $33,850       $27,231      $23,277      $20,373
Gross margin                                         12,994        10,365        8,859        7,638
Income from operations                                3,765         2,283        2,500        1,200
Net income                                            3,652         2,109        2,371        1,256
Net income per share                                   0.18          0.11         0.13         0.07



* Net income and net income per share in the third quarter of fiscal 1996 included a gain of $5.6 million or $0.26 per share (net of income tax) from the sale of AMD stock (see Note# 2 of Notes to Consolidated Financial Statements). Exclusive of this gain, net income would have been $4.2 million and net income per share would have been $0.19.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chips and Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chips and Technologies, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
- ------------------------
Price Waterhouse LLP
San Jose, California
July 15, 1996

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended June 30,

(In thousands, except per share amounts)         1996            1995           1994
- ----------------------------------------       --------        --------        -------
Net sales                                      $150,788        $104,731        $73,444

Cost of sales                                    89,852          64,875         46,964
                                               --------        --------        -------

Gross margin                                     60,936          39,856         26,480
                                               --------        --------        -------
Operating expenses
    Research and development                     19,837          13,344         11,793
    Selling, general and administrative          21,604          18,193         16,136
    Restructuring recovery                           --          (1,429)          (372)
                                               --------        --------        -------

Total operating expenses                         41,441          30,108         27,557
                                               --------        --------        -------

Income from operations                           19,495           9,748         (1,077)
Interest income and other, net                    9,116             597          1,735
                                               --------        --------        -------

Income before taxes                              28,611          10,345            658

Benefit (provision) for income taxes             (2,861)           (957)         2,056
                                               --------        --------        -------

Net Income                                     $ 25,750        $  9,388        $ 2,714
                                               ========        ========        =======

Net income per share                           $   1.18        $   0.47        $  0.16
                                               ========        ========        =======

Shares used in per share calculation             21,791          20,182         16,623
                                               ========        ========        =======



See notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)                                   JUNE 30, 1996     JUNE 30, 1995
- ------------------------------------------------------------           -------------     -------------
ASSETS
Current assets:
      Cash and cash equivalents                                           $ 23,989        $ 22,385
      Short-term investments                                                35,356          23,644
      Accounts receivable, net of allowance for
        doubtful accounts of $1,203 and $1,032, respectively                12,189          14,696
      Inventory                                                             10,197          11,667
      Prepaid and other assets                                               2,574           2,549
                                                                          --------        --------
Total current assets                                                        84,305          74,941
Property and equipment, net                                                 11,223          10,550
Other assets                                                                12,543             276
                                                                          --------        --------
             TOTAL ASSETS                                                 $108,071        $ 85,767
                                                                          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $ 12,820        $  8,072
      Current capital lease obligations                                      1,630             689
      Accrued compensation                                                   3,398           2,847
      Other accrued liabilities                                              6,038           6,738
                                                                          --------        --------
Total current liabilities                                                   23,886          18,346
Long-term capital lease obligations                                            796             849
Notes payable                                                                   --             876
                                                                          --------        --------
Total liabilities                                                           24,682          20,071
                                                                          --------        --------

Commitments (Note 3)

Stockholders' equity:
      Convertible preferred stock, $.01 par value; 5,000,000 shares
        authorized; none issued and outstanding                                 --              --
      Common stock, $.01 par value; 100,000,000 shares authorized;
        20,620,000 and 19,744,000 shares issued and outstanding                206             197
      Capital in excess of par value                                        77,769          73,016
      Note receivable from officer                                             (80)           (107)
      Unrealized gain on investments                                         3,421          16,267
      Retained earnings (deficit)                                            2,073         (23,677)
                                                                          --------        --------
Total stockholders' equity                                                  83,389          65,696
                                                                          --------        --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $108,071        $ 85,767
                                                                          ========        ========




See notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended June 30,
In thousands                                                               1996            1995            1994
- ------------------------------------------------------------------       ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 25,750        $ 9,388        $  2,714
Adjustments to reconcile net income to cash provided by (used for)
operating activities:
    Depreciation and amortization                                           2,651          2,672           3,414
   Provision for losses on accounts receivable                                300            300             676
   Gain on sale of capital assets                                            (949)           (40)             --
   Gain on sale of stock and equity investments                            (6,204)           --             (956)
Changes in operating assets and liabilities:
   Accounts receivable                                                      2,207         (6,559)         (1,583)
   Inventory                                                                1,470         (5,822)         (1,506)
   Accounts payable                                                         4,748            991             139
   Other assets and liabilities                                            (1,252)         3,214            (517)
   Accrued restructuring costs                                                 --           (890)        (10,750)
                                                                         ---------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      $ 28,721        $ 3,254         $(8,369)
                                                                         ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (3,324)        (3,419)         (1,672)
  Deposits paid for capacity agreements                                   (13,880)            --              --
  Sale (purchase) of short-term investments                               (18,354)        (2,206)          3,265
  Proceeds from sale of capital assets and equity investments               2,759            631           3,473
                                                                         ---------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (32,799)        (4,994)          5,066
                                                                         ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to capital lease obligations, net of principal payment            888            867          (3,748)
  Proceeds from issuance of stock                                           4,762          5,986           3,646
  Repayment (issuance) of officers' loans                                      32           (100)             35
                                                                         ---------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         5,682          6,753             (67)
                                                                         ---------------------------------------

Net increase (decrease) in cash and cash equivalents                        1,604          5,013          (3,370)
Cash and cash equivalents at beginning of year                             22,385         17,372          20,742
                                                                         ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 23,989        $22,385        $ 17,372
                                                                         =======================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                              $    232        $    903        $  1,002
   Income taxes                                                               683             240              39
Additions under capital lease obligations                                   2,099           1,806              --




See notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Convertible
                                                            Preferred                        Common
                                                              Stock                          Stock               Capital In
                                                     -------------------------      -----------------------       Excess of
In thousands                                         Shares          Par Value      Shares        Par Value       Par Value
- ----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993                               123        $      1          16,074       $    160         $ 55,329

Common stock issued for:
     stock options                                                                     701              7            3,426
     employee stock purchase plan                                                       56              1              211
     building lease settlement                                                          50              1              256
Repayment of loans from officers
Net income
                                                     ---------------------------------------------------------------------

Balance at June 30, 1994                               123               1          16,881            169           59,222

Common stock issued for:
     stock options                                                                   1,291             12            5,735
     employee stock purchase plan                                                       61              1              237
Conversion of series A preferred stock into
    common stock                                      (123)             (1)            123              1
Conversion of convertible
subordinated
     debentures into common stock at                                                 1,388              14           7,645
     $5.70 per share
Note receivable from officer
Compensation expenses                                                                                                  177
Unrealized gain on investments
Net income
                                                     ---------------------------------------------------------------------

Balance at June 30, 1995                                --              --          19,744             197          73,016


Common stock issued for:
     stock options                                                                     821               8           4,477
     employee stock purchase plan                                                       55               1             276
Repayment of loan from officer
Change in unrealized gain on
investments
Net income
                                                     ---------------------------------------------------------------------

Balance at June 30, 1996                                --        $     --          20,620        $    206        $ 77,769
                                                     =====================================================================

                                                          Notes
                                                        Receivable     Unrealized      Retained
                                                          From           Gain on       Earnings
In thousands                                            Officers       Investments    (Deficit)          Total
- ---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993                              $    (34)       $     --        $(35,779)        $ 19,677

Common stock issued for:
     stock options                                                          --                            3,433
     employee stock purchase plan                                                                           212
     building lease settlement                                                                              257
Repayment of loans from officers                            34                                               34
Net income                                                                               2,714            2,714
                                                      ---------------------------------------------------------

Balance at June 30, 1994                                    --               --         (33,065)         26,327

Common stock issued for:
     stock options                                                                                       5,747
     employee stock purchase plan                                                                          238
Conversion of series A preferred stock into
    common stock
Conversion of convertible
subordinated
     debentures into common stock at                                                                       7,659
     $5.70 per share
Note receivable from officer                             (107)                                              (107)
Compensation expenses                                                                                        177
Unrealized gain on investments                                          16,267                            16,267
Net income                                                                                 9,388           9,388
                                                      ----------------------------------------------------------

Balance at June 30, 1995                                 (107)          16,267           (23,677)         65,696

Common stock issued for:
     stock options                                                                                         4,485
     employee stock purchase plan                                                                            277
Repayment of loan from officer                            27                                                  27
Change in unrealized gain on                                          (12,846)                           (12,846)
investments
Net income                                                                                25,750          25,750
                                                      ----------------------------------------------------------

Balance at June 30, 1996                               $ (80)        $  3,421           $  2,073        $ 83,389
                                                      ==========================================================



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS Chips and Technologies, Inc. (the "Company") develops and markets highly integrated semiconductor and software solutions for the personal computer industry. The Company was incorporated in California in December 1984 and was reincorporated in Delaware in August 1986. The Company's principal operations are conducted in the United States.

Export sales, principally to Asia, are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales, which are generally conducted in U.S. dollars, were 67%, 47% and 56% of net sales for fiscal years 1996, 1995 and 1994, respectively. Foreign currency transaction gains and losses are included in results of operations and were not significant in the periods presented. During fiscal 1996, three customers accounted for 37%, 16% and 10% of the Company's net sales, respectively. Three customers accounted for 23%, 13% and 10%, respectively, of the Company's net sales in fiscal 1995. No customer accounted for more than 10% of the Company's net sales for fiscal 1994.

ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers all highly liquid debt instruments with original maturities of three or fewer months at the time of purchase to be cash equivalents. Cash equivalents and short-term investments consist primarily of commercial paper and government obligations. The Company's financial instruments are with high quality institutions. The diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principle. The Company classified all its short-term investments as available-for-sale. Such investments are adjusted to fair market value as of the balance sheet date and any unrealized gains are recorded as a separate component of stockholders' equity.

INVENTORY Inventory is stated at the lower of cost or market. Cost is determined based on acquisition cost utilizing the first-in, first-out method. Appropriate adjustments of the value are provided for slow moving and discontinued products based on expected sales rates and committed inventory purchases.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is computed using the straight-line method with an estimated useful life of three to five years for furniture and equipment, and five to thirty years for building and improvements. Equipment under capitalized leases is amortized over its useful life.

REVENUE RECOGNITION Revenue from product sales to customers other than domestic distributors is recognized upon shipment and reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. The Company defers recognition of revenue and related gross margin on sales to domestic distributors until the product is sold by these distributors. The Company records revenue under its development contracts under the completed contract method.

NET INCOME PER SHARE Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock method). Common equivalent shares include stock options, warrants and convertible preferred stock when appropriate. The fully diluted computation also includes other dilutive convertible securities, which consisted of convertible subordinated debentures in prior periods. Dual presentation of primary and fully diluted income per share is not shown on the face of the statements of operations as the differences are insignificant.

CONCENTRATION OF CREDIT RISK The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's credit evaluation process, relatively short collection period, distributor agreements, and the geographical dispersion of sales. Additionally, the Company believes that adequate reserves have been provided for uncollectable accounts. The Company wrote off $129,000, $537,000 and $870,000 of accounts receivable during fiscal 1996, 1995 and 1994, respectively.

NOTE 2   BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS The Company classified all investments as available-for-sale at both of the reporting periods in fiscal 1996 and 1995. The fair market value and the amortized cost of the investments are presented in the tables below. The Company's corporate and U.S. Government obligations included $3.9 million of securities with maturities beyond 12 months at June 30, 1996.
In February 1996, the Company's Nexgen stock holding was converted into 553,333 shares of Advanced Micro Devices, Inc. ("AMD") common stock due to the merger of the two companies. Subsequently, the Company sold 299,000 shares of such stock and realized a gain of $6.2 million.

                                                                              June 30, 1996
                                                     ----------------------------------------------------------
                                                                       Unrealized         Unrealized
                                                     Amortized          Holding             Holding       Fair
(In thousands)                                         Cost              Gain               Losses       Value
- ---------------------------------------------------------------------------------------------------------------
AMD Common Stock                                       $    --          $3,465             $  --        $ 3,465
Corporate and U.S. Government Obligations               31,935                                44         31,891
- ---------------------------------------------------------------------------------------------------------------
Total                                                  $31,935          $3,465               $44        $35,356
===============================================================================================================


                                                                              June 30, 1995
                                                     ----------------------------------------------------------
                                                                       Unrealized         Unrealized
                                                     Amortized          Holding             Holding        Fair
(In thousands)                                         Cost              Gain               Losses        Value
- ---------------------------------------------------------------------------------------------------------------
Nexgen, Inc. Common Stock                             $  --            $16,340              $ --        $16,340
Corporate and U.S. Government Obligations              7,377                                  73          7,304
- ---------------------------------------------------------------------------------------------------------------
Total                                                 $7,377           $16,340               $73        $23,644
===============================================================================================================


INVENTORY

                                                               June 30,
(In thousands)                                           1996           1995
- -----------------------------------------------------------------------------
Work-in-process                                        $ 7,693        $ 5,471
Finished goods                                           2,504          6,196
- -----------------------------------------------------------------------------

Total                                                  $10,197        $11,667
=============================================================================


PROPERTY AND EQUIPMENT

                                                                           June 30,
(In thousands)                                                        1996       1995
- ---------------------------------------------------------------------------------------
Furniture, office equipment and computer software                  $ 29,232    $ 26,605
Building and improvements                                             5,147       5,102
Land                                                                  2,609       2,609
- ---------------------------------------------------------------------------------------
                                                                     36,988      34,316
Accumulated depreciation and amortization                           (25,765)    (23,766)
- ---------------------------------------------------------------------------------------

Property and equipment, net                                        $ 11,223    $ 10,550
=======================================================================================

At June 30, 1996 and June 30, 1995 assets under capitalized leases (Note 3) had aggregated values of $3.9 million and $2.3 million, respectively, less accumulated amortization of $1.6 million and $0.9 million, respectively. Amortization of equipment under capitalized leases is included as part of depreciation and amortization expense.

NOTE 3   COMMITMENTS

LEASES In June 1996, the Company entered into a lease for a 22,500 square foot facility near the Company's headquarters to house its distribution and logistics operations. The Company also leases property and equipment under capital leases and non-cancelable operating leases. The Company owes minimum future payments of $2.7 million through 1999 under capital leases and $0.8 million through 2001 under operating leases. The present aggregate value of the capital lease obligations is $2.4 million of which $1.6 million is due within 12 months. Rent expense for operating leases totaled $0.2 million, $0.3 million and $0.5 million for the fiscal years 1996, 1995 and 1994, respectively.

LINES OF CREDIT The Company has agreements with three banks for a combined total of $21.0 million in unsecured lines of credit. These agreements will expire at various times between August 1997 and October 1998. There were no borrowings against lines of credit at June 30, 1996. The Company's ability to borrow under these lines is subject to compliance with covenants related to financial performance and condition. At June 30, 1996, the Company had an outstanding standby letter of credit of $1.3 million securing capital financing arrangements.

LONG-TERM CAPACITY AGREEMENTS During the second quarter of fiscal 1996, the Company entered into wafer capacity agreements with Taiwan Semiconductor Manufacturing Company ('TSMC') and Chartered Semiconductor Manufacturing PTE LTD ('CSM'). Both agreements were entered into to secure additional guaranteed wafer supplies through the year 2000 and both require the payment of cash deposits and the purchase by the Company of certain quantities of wafers. Under the agreement with TSMC, the Company will deposit $23.5 million during calendar 1996. The deposit is to be applied against the price of wafers purchased under the agreement, and is not refundable except under certain circumstances. The agreement with CSM requires the Company to make deposits totaling $20 million. The deposits will be refunded to the Company at the end of the agreement term subject to certain conditions, including purchase by the Company of the required quantity of wafers. During fiscal 1996, the Company made $13.9 million of deposits under these agreements which were recorded as part of other assets on June 30, 1996.

NOTE 4   STOCKHOLDERS' EQUITY

WARRANTS In conjunction with the issuance of 8.5% Convertible Promissory Notes in July 1992, which were converted into common stock in June, 1995, the Company issued to the placement agent warrants for the purchase of 25,000 shares of common stock at $7.28 per share and issued to a bank warrants for the purchase of 16,216 shares of common stock at $4.64 per share. The warrants expire on July 16, 1997. The Company has reserved 41,216 shares of common stock for issuance upon exercise of the warrants.

STOCK OPTION PLANS In November 1994, the Company amended and restated its 1985 Stock Option Plan (the "85/94 Plan") which provides for the granting of incentive stock options and non-qualified stock options to employees (including officers), directors and consultants of the Company. Stock options are granted at an exercise price not less than fair market value at the date of grant. In November 1995, the plan was amended to increase the share reserve by 1,000,000 shares. Since inception, the cumulative number of shares of common stock that have been reserved for issuance pursuant to the 85/94 Plan is 18,200,000. Options generally vest over four years. Option terms may not exceed ten years from the date of grant and unexercised options granted under the amended plan expire thirty days following termination of employment.

The 85/94 Plan activity for the three years ended June 30, 1996 is summarized below:

                                              Shares                   Options Outstanding
                                             available         ---------------------------------------
                                             for grant            Shares           Price per share
                                            ----------------------------------------------------------
Balance at June 30, 1993                     2,137,874          5,288,900         $3.125   -   $ 9.75

Options granted                             (1,577,350)         1,577,350         $4.00    -   $ 6.250
Options canceled                             1,325,149         (1,325,149)        $3.125   -   $ 8.250
Options exercised                                                (700,679)        $3.125   -   $ 5.50
                                            ----------------------------------------------------------
Balance at June 30, 1994                     1,885,673          4,840,422         $3.125   -   $ 9.75

Options granted                               (803,350)           803,350         $3.875   -   $13.063
Options canceled                               596,897           (596,897)        $3.50    -   $ 6.250
Options exercised                                              (1,291,803)        $4.00    -   $14.50
                                            ----------------------------------------------------------
Balance at June 30, 1995                     1,679,220          3,755,072         $3.125   -   $13.063

Share reserve increased                      1,000,000
Options granted                             (1,794,450)         1,794,450         $8.625   -   $14.500
Options canceled                               284,013           (284,013)        $4.00    -   $14.500
Options exercised                                                (801,863)        $8.560   -   $15.750
                                            ----------------------------------------------------------
Balance at June 30, 1996                     1,168,783          4,463,646         $3.125   -   $14.500
                                            ==========================================================

In March 1988, the Company adopted the 1988 Non-qualified Stock Option Plan for Outside Directors (the "Directors' Plan"), which provides for the granting of non-qualified stock options to directors of the Company who are not employees of the Company. The plan was amended in November 1993 to increase the share reserve, extend option grant terms and modify grant provisions. Options must have an exercise price equal to the fair market value of the common stock on the date of grant, vest over a four year period and expire ten years after the date of grant. In November 1995, the plan was amended to increase the share reserve. The number of shares of common stock reserved for issuance pursuant to the exercise of options is 550,000 shares. At June 30, 1996, total shares available for grant were 319,896; total shares subject to options outstanding were 185,000, with an exercise price per share ranging from $4.125 to $14.375.

STOCKHOLDER RIGHTS PLAN On August 1, 1989, the Company adopted a Stockholder Rights Plan that provides for the issuance of rights to holders of the Company's common stock, and which will entitle the holders of such rights to purchase stock of the Company or of an acquiring entity at a discounted price in the event of certain efforts to acquire control of the Company that have not been approved by the Company's Board of Directors.

EMPLOYEE STOCK PURCHASE PLAN The Company has reserved 1,500,000 shares of common stock for issuance pursuant to an Employee Stock Purchase Plan adopted in 1986 and amended in 1996 (the "Purchase Plan"). The 1996 amendment permits the granting of options under the Purchase Plan. The Purchase Plan allows qualified employees to purchase shares of Common Stock at a price equal to the lower of the fair market value at the beginning or ending of each 6 month purchase period for each two year offering period. Purchases are limited to 10% of an employee's annual compensation and may not exceed 500 shares per purchase period. Through June 30, 1996, 1,141,145 shares had been issued under the Purchase Plan.

RECENTLY ISSUED ACCOUNTING STANDARDS In October 1995, the Financial Accounting Standards Board (FASB) released SFAS 123, "Accounting for Stock-Based Compensation." The Company is required to adopt its statement for the fiscal year ending June 30, 1997. The new standard defines a fair value method of accounting for stock options and other equity instruments, such as the Purchase Plan. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported earnings or earnings per share.

NOTE 5   INCOME TAXES

The Company recorded $2.9 million and $1.0 million of income tax provisions in fiscal 1996 and 1995, respectively. Fiscal 1996 tax provisions included $2.0 million of federal alternative minimum taxes, $830,000 current state taxes and $31,000 current foreign taxes. Fiscal 1995 tax provisions included $521,000 of federal alternative minimum taxes, $395,000 current state taxes and $41,000 current foreign taxes. During fiscal 1994, the Company recorded a tax benefit of $2.1 million which included $2.2 million recorded upon reversal of previously established reserves as the result of resolving a number of the Company's tax issues.

The following is a reconciliation of the income tax provisions (benefits) for fiscal 1996, 1995 and 1994:

                                                                    Year ended June 30,
(In thousands)                                               1996             1995            1994
- ---------------------------------------------------------------------------------------------------
Statutory federal income tax                               $10,014         $ 3,517          $   224
State income taxes, net of federal tax benefits                540             271               --
Utilization of net operating losses carryforward,           (8,058)         (2,858)              --
    net of alternative minimum tax effect
Reduction of taxes provided in prior period                     --             --            (2,194)
Other                                                          365             27               (86)
- ----------------------------------------------------------------------------------------------------

Recorded provision (benefit)                               $ 2,861         $  957           $(2,056)
===================================================================================================


The significant components of deferred tax assets and liabilities are as follows:

                                                                                  June 30,
(In thousands)                                                     1996             1995         1994
- ------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                $11,552          $22,565       $20,759
Non-deductible reserves and allowances                            5,699            3,512         4,235
Depreciation                                                         --               --         1,540
Capitalized research and development expenses and other           2,014            2,536         2,968
- ------------------------------------------------------------------------------------------------------
Gross deferred tax asset                                         19,265           28,613        29,502
Valuation allowance                                             (16,109)         (26,146)      (29,252)
- ------------------------------------------------------------------------------------------------------
Net deferred tax asset                                            3,156            2,467           250
- ------------------------------------------------------------------------------------------------------
Depreciation                                                     (2,769)          (2,192)           --
Other                                                              (387)            (275)         (250)
- ------------------------------------------------------------------------------------------------------

Gross deferred tax liability                                     (3,156)          (2,467)         (250)
- ------------------------------------------------------------------------------------------------------

                                                                $    --          $   --        $    --
======================================================================================================


During fiscal years 1996 and 1995, the valuation allowance decreased by $10 million and $3.1 million, respectively. The decrease in fiscal 1996 is primarily attributable to the decrease in gross deferred tax assets from the utilization of net operating loss carryforwards. The decrease in fiscal 1995 is mainly due to the decline in deferred tax assets. The Company has established valuation allowances as the realizability of net deferred tax assets is uncertain.

At June 30, 1996, the Company had net loss carryforwards of approximately $29 million and $26 million for federal and state purposes, respectively. These net operating loss carryforwards expire in varying amounts from fiscal 1997 through fiscal 2010. The net operating loss carryforward includes approximately $5.8 million resulting from employee exercises of non-incentive stock options, the tax benefit of which when realized, will be accounted for as an addition to common stock and capital in excess of par value rather than as a reduction of the provision for income taxes.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) 1.  Financial Statements

         The consolidated financial statements and notes thereto listed in the index on page 15 are filed as part of this Annual Report on Form 10-K.

   2.  Financial Statement Schedules

         All financial statement schedules have been omitted since the required information is not present or not present in material amounts to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

b) Reports on Form 8K

         None

c) Exhibits

         The exhibits listed in the Index to Exhibits on pages 28 and 29 of this report are filed as part of this Annual Report on Form 10K.

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

            Signature                                         Title                                    Date
- ----------------------------------------         -------------------------------------            ---------------

/s/   JAMES F. STAFFORD                          President and Chief Executive Officer            August 20, 1996
- ----------------------------------------         and Director
James F. Stafford


/s/    TIMOTHY R. CHRISTOFFERSEN                 Vice President and Chief Financial Officer       August 20, 1996
- ----------------------------------------         (Principal Financial & Accounting Officer)
Timothy R. Christoffersen


/s/   GENE P. CARTER                             Director                                         August 20, 1966
- ----------------------------------------
Gene P. Carter


/s/   BERNARD V. VONDERSCHMITT                   Director                                         August 20, 1996
- ------------------------------
Bernard V. Vonderschmitt


/s/   HENRI A. JARRAT                            Director                                         August 20, 1996
- ----------------------------------------
Henri A. Jarrat

                                INDEX TO EXHIBITS


Exhibit
Number                                          Description
- -------                                         ------------

3.1            (1)  Amended Certificate of Incorporation of Chips and
                    Technologies, Inc.

3.2            (2)  Restated By-laws of Chips and Technologies, Inc.

4.1            (3)  Stockholders' Rights Agreement dated August 23, 1989.

10.1           (6)* First Amended 1988 Nonqualified Stock Option Plan for
                    Outside Directors dated October 1, 1993 (as amended through
                    November 9, 1995).

10.2           (1)* Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10.3           (4)* Promissory note to the Company from Keith Angelo dated
                    August 1, 1994.

10.4           (4)* Independent Contractor Services Agreement between the
                    Company and Henri Jarrat dated August 11, 1994.

10.5           (6)* Amended and Restated 1994 Stock Option Plan dated November
                    10, 1994 (as amended through November 9, 1995).

10.6           (5)* Executive Bonus Plan dated September 21, 1995.

10.7           (6)  Option Agreement between the Company and Taiwan
                    Semiconductor Manufacturing Company dated November 6, 1995.
                    (**)

10.8           (6)  Deposit Agreement between the Company and Chartered
                    Semiconductor Manufacturing PTE LTD dated November 16,
                    1995.(**)

10.9                Amended and Restated Employee Stock Purchase Plan dated
                    April 18, 1996.

11.1                Statement re: Calculation of Earnings per Share.                      30

22.1                Proxy Statement for the Registrant's Annual Meeting of
                    Stockholders to be held on November 7, 1996.

23.1                Consent of Independent Accountants                                    31

27.0                Financial Data Schedule for the year ended June 30, 1996.             32

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

**       Confidential treatment has been granted for a portion of this document.