Form 10-Q
period 1996-09-30
CHIPS & TECHNOLOGIES INC
filed 1996-10-31
CIK 767965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended       September 30, 1996

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to


                         Commission file number 0-15012

                          CHIPS AND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                                  77-0047943
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


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

         At September 30, 1996, the registrant had 20,690,936 shares of common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30, JUNE 30,
In thousands, except share amounts                              1996        1996
------------------------------------------------------------  ---------   ---------
ASSETS
Current assets:
      Cash and cash equivalents                               $  25,817   $  23,989
      Short-term investments                                     37,105      35,356
      Accounts receivable, net of allowance for
        doubtful accounts of $1,279 and $1,203, respectively     15,338      12,189
      Inventory                                                  11,947      10,197
      Prepaid and other assets                                    3,163       2,574
                                                              ---------   ---------
Total current assets                                             93,370      84,305
Property and equipment, net                                      11,665      11,223
Other assets                                                     17,618      12,543
                                                              ---------   ---------
          TOTAL ASSETS                                        $ 122,653   $ 108,071
                                                              =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                        $  16,749   $  12,820
      Current capital lease obligations                           1,661       1,630
      Other accrued liabilities                                  10,206       9,436
                                                              ---------   ---------
Total current liabilities                                        28,616      23,886
Long-term capital lease obligations                                 426         796
                                                              ---------   ---------
Total liabilities                                                29,042      24,682
                                                              ---------   ---------

Stockholders' equity:
      Common stock, 20,691,000 and 20,620,000 shares issued
         and outstanding                                            207         206
      Capital in excess of par value                             78,113      77,769
      Note receivable from officer                                  (50)        (80)
      Unrealized gain on investments                              3,817       3,421
      Retained earnings                                          11,524       2,073
                                                              ---------   ---------
Total stockholders' equity                                       93,611      83,389
                                                              ---------   ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 122,653   $ 108,071
                                                              =========   =========




See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
In thousands, except per share amounts                       1996         1995
------------------------------------------------------      -------      -------
Net sales                                                   $44,486      $37,219

Cost of sales                                                23,203       22,858
                                                            -------      -------

Gross margin                                                 21,283       14,361

Operating expenses
    Research and development                                  4,534        4,905
    Selling, general and administrative                       6,871        4,904
                                                            -------      -------

Total operating expenses                                     11,405        9,809

Income from operations                                        9,878        4,552
Interest income and other, net                                  623          368
                                                            -------      -------

Income before taxes                                          10,501        4,920

Provision for income taxes                                    1,050          492
                                                            -------      -------

Net Income                                                  $ 9,451      $ 4,428
                                                            =======      =======


Net income per share                                        $  0.42      $  0.20
                                                            =======      =======

Shares used in per share calculation                         22,485       22,168
                                                            =======      =======




See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
In thousands                                                                       1996         1995
-----------------------------------------------------------------------------    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                       $  9,451     $  4,428
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                       705          698
  Changes in operating assets and liabilities:
    Accounts receivable                                                            (3,224)       3,501
    Inventory                                                                      (2,197)       2,466
    Accounts payable                                                                3,929       (2,470)
    Other assets and liabilities                                                    1,507          233
                                                                                 --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 10,171     $  8,856
                                                                                 --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (1,147)        (997)
  Deposits for foundry agreement                                                   (5,880)          --
  Purchase of short-term investments                                               (1,353)      (6,088)
                                                                                 --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                              (8,380)      (7,085)
                                                                                 --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to capital lease obligations, net of principal payment                   (339)         502
  Proceeds from issuance of stock                                                     345        3,131
  Repayment of officers' loans                                                         31           --
                                                                                 --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              37        3,633
                                                                                 --------     --------
Net increase in cash and cash equivalents                                           1,828        5,404
Cash and cash equivalents at beginning of year                                     23,989       22,385
                                                                                 --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 25,817     $ 27,789
                                                                                 ========     ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                      $     52     $     55
   Income taxes                                                                       176           22
Additions under capital lease obligations                                              --          778



See notes to Unaudited Condensed Consolidated Financial Statements

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1996, included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.


NOTE 2.  SHORT-TERM INVESTMENTS

The Company classified all investments on September 30, 1996 as available-for-sale. The fair market value and the amortized cost of the investments at September 30, 1996 are presented in the table below. The investments are adjusted to fair market value as of the balance sheet date and any unrealized gains are recorded as a separate component of stockholders' equity. The AMD common stock was received in exchange for Nexgen common stock as a result of the merger of the two companies.

                                                               Unrealized     Fair
(In thousands)                                   Amortized      Holding      Market
                                                   Cost          Gain        Value
------------------------------------------------------------------------------------
AMD Common Stock                                  $    --       $3,751       $ 3,751
U.S. Government and Corporation Obligations        33,288           66        33,354
------------------------------------------------------------------------------------

Total                                             $33,288       $3,817       $37,105
====================================================================================



NOTE 3.  INVENTORY

Inventory consists of the following:

(In thousands)
                                              September 30, 1996      June 30, 1996
                                              ------------------      -------------
Work-in-process                                    $ 7,460               $ 7,693
Finished goods                                       4,487                 2,504
                                                   -------               -------

                                                   $11,947               $10,197
                                                   =======               =======


NOTE 4.  INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate at approximately 10%. This rate is lower than the statutory income tax rate, reflecting the expected utilization of the Company's net operating loss carryforwards and the change in valuation allowance for the Company's deferred tax assets. The Company expects that its effective tax rate will increase to reflect full statutory rates net of ongoing taxable deductions in fiscal year 1998.


NOTE 5.  NET INCOME PER SHARE

Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including in particular those discussed below or in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996, which could cause actual results to differ materially from historical results or those anticipated. In this report, the words "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net revenues for the quarters ended September 30, 1996 and 1995:

                                                       Quarter Ended September 30,
                                                            1996         1995
                                                            ----         ----
Net sales                                                  100.0%       100.0%
Cost of sales                                               52.2         61.4
                                                           -----        -----
Gross margin                                                47.8         38.6
                                                           -----        -----
Operating expenses
    Research and development                                10.2         13.2
    Selling, marketing and administrative                   15.4         13.2
                                                           -----        -----
Total operating expenses                                    25.6         26.4
                                                           -----        -----
Income from operations                                      22.2         12.2
Interest income and other, net                               1.4          1.0
                                                           -----        -----
Income before taxes                                         23.6         13.2
Provision for income taxes                                   2.4          1.3
                                                           -----        -----
Net income                                                  21.2         11.9
                                                           =====        =====


NET SALES

Net sales for the first quarter of fiscal 1997 were $44.5 million, an increase of $7.3 million or 19.5% from $37.2 million reported for the first quarter of fiscal 1996. The increase in net sales was mainly due to significant increases in unit shipments of portable graphics accelerators. Revenue from portable graphics accelerator products comprised 93% of the Company's net sales in the first quarter of fiscal 1997, compared to 80% of net sales in the same quarter of fiscal 1996. The Company expects its net sales will sequentially increase next quarter.


GROSS MARGIN

The gross margin percentage was 47.8% in the first quarter of fiscal 1997, compared to 38.6% for the first quarter of fiscal 1996. The improvement in gross margin percentage was primarily due to an improved mix of products including higher margin portable graphics accelerators and declining wafer costs. The Company expects its gross margins for the next quarter will remain at approximately the level achieved in the first quarter of fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $0.4 million from the first quarter of fiscal 1996 to $4.5 million in the first quarter of fiscal 1997. The expenditures were approximately 10% of net sales in the first quarter of fiscal 1997, compared to 13% in the first quarter of fiscal 1996. Research and development expenses declined primarily due to a short-term decrease in non-recurring engineering charges. In order to maintain its present market position and to expand the markets in which the Company can participate, the Company expects to increase its investment in hardware and software engineering, particularly in the areas of 3D graphics, new memory technologies such as SDRAM, and MPEG II technology. The Company expects Research and Development expenses to increase in both absolute dollars and as a percentage of net sales during the next fiscal quarter.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2.0 million from the first quarter of fiscal 1996 to $6.9 million in the first quarter of fiscal 1997. Selling, general and administrative expenses were approximately 15% of net sales in the first quarter of fiscal 1997, compared to 13% in the first quarter of fiscal 1996. Selling, general and administrative expenses increased mainly due to higher commissions paid to sales representatives as the result of higher sales. The Company expects these expenses will decline slightly as a percentage of net sales during the next fiscal quarter.


INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate at approximately 10%. This rate is lower than the statutory income tax rate, reflecting the expected utilization of the Company's net operating loss carryforwards and the change in valuation allowance for the Company's deferred tax assets. The Company expects that its effective tax rate will increase to reflect full statutory rates net of ongoing taxable deductions in fiscal year 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $62.9 million on September 30, 1996, an increase of $3.6 million compared to $59.3 million on June 30, 1996. This increase was primarily attributable to cash generated from operating activities. The increase was partially offset by usage of cash for a deposit to a foundry.

During the first quarter of fiscal 1997, other assets increased $5.1 million from $12.5 million on June 30, 1996. The increase was primarily attributable to the payment of a cash deposit relating to a foundry capacity agreement. During the second quarter of fiscal 1996, the Company entered into two foundry agreements with Taiwan Semiconductor Manufacturing Company ('TSMC') and Chartered Semiconductor Manufacturing PTE LTD ('CSM') which require deposits totaling $23.5 million and $20.0 million, respectively, to be paid by the Company. The Company has made deposits totaling $19.8 million under these agreements. The Company is required to make another deposit of $11.7 million during the fourth quarter of calendar year 1996. The deposit under the agreement with TSMC will be fully paid by the end of calendar year 1996. The Company will pay the remaining balance of $12.0 million under the agreement with CSM in the amount of $6.0 million in each of calendar years 1997 and 1998. The Company expects to finance the remaining deposits from existing cash balances and funds generated from operations. A portion of the deposits will be recovered over the term of the contract as rebates or credits against wafer purchases, and the remainder will be recovered at the expiration of the agreements.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has agreements with three banking institutions for a combined total of $21.0 million in unsecured lines of credit. These line of credit agreements will expire at various times from August 1997 through October 1998. There was no borrowing against these lines of credit as of September 30, 1996. These agreements contain certain covenants related to financial performance and condition, and the ability to borrow under such lines is subject to compliance with such covenants. The Company expects that its existing cash, cash equivalents, short-term investments, bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for at least the remainder of this fiscal year.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's revenues, gross margin and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's operations and business during any particular period. These factors include: the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by the Company's customers, gain or loss of any strategic relationships or design wins with customers, the Company's ability to predict product demand and manage its inventory, fluctuations in manufacturing yields, the timing of its customers' qualification of the Company's products from different foundry suppliers, new product introductions by the Company's competitors, the Company's ability and timing in introducing new products and technologies, market acceptance of the Company's and its customers' products, supply constraints and price or other fluctuations for other components (such as portable display screens and memory devices) incorporated into its customers' products, pressures on selling prices, changes in product or customer mix, and the amount and timing of expenditures for research and development and for selling, general and administrative functions.

A limited number of customers account for a substantial portion of the Company's net sales. The proportion of revenues from the Company's largest customer has increased significantly in the first quarter of fiscal 1997 compared to fiscal 1996. The Company's revenues from a specific customer can fluctuate from period to period depending on that customer's demand for its computers, market share gains or decreases, inventory holding strategy for both purchased components and completed computers, and distribution channel policies. The Company expects that sales to relatively few customers will account for a high percentage of its net sales for the foreseeable future. Certain of the Company's major customers have recently experienced increasing demand and market share for their portable computer products. Consequently, the Company's sales to these customers are expected to increase. In the event that one or more of the Company's major customers were to cancel and/or substantially reschedule orders for significant quantities of product, the Company's results of operations could be materially adversely affected.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. In the event that the Company's competitors have or introduce product features and/or performance which are perceived as valuable by the market but are not in the Company's products, the Company could lose current design wins or not acquire new design wins. In addition, other factors such as internal product development delays, aggressive competition and intangible factors affecting customer relationships could also adversely impact design wins. To the extent that the Company is unable to retain existing design wins or obtain new design wins, particularly with major customers, there could be a material adverse on the Company's business, financial condition and results of operations.

The Company's business is more dependent than it has been in the past on strategic partnerships and licensing arrangements for certain technologies that are to be incorporated in the Company's products. To the extent that the Company relies on third parties to deliver technologies in a time frame consistent with the needs of the Company and its customers for integration of such technologies in their products, factors outside the Company's direct control could impact the timing of the Company's introduction and delivery of new products. Should the Company's time to market with any of its new products be adversely affected, there could be a material adverse impact on the Company's business and results of operations.

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by third party foundries. All of the Company's semiconductor products are currently assembled and tested by third party vendors. The Company's reliance on subcontractors to manufacture, assemble and test its products involves significant risks, including reduced control over delivery schedules, quality assurance, the availability of advanced process technologies, manufacturing yields and cost. Delays in delivery of the Company's products, problems with quality or yields, cost increases and other factors beyond the Company's control could result in the loss of customers, reductions in the Company's revenues or margins or other material adverse effects on the Company's business, financial condition and operating results.

The Company's manufacturing and assembly subcontractors are primarily in Asia. Many of the Company's customers also manufacture in Asia or subcontract their manufacturing to Asian companies. The concentration of the Company's manufacturing and selling activities in Asia poses risks that could adversely affect demand for and supply of the Company's products, including foreign currency fluctuations and economic and trade policies which could affect the relative competitiveness of customers' end products.

During the Company's customers' initial or pre-production phase of manufacturing, the customer performs its own manufacturing validation and testing which qualify the Company's products for production use. The Company's products are extremely complex semiconductor devices. The Company establishes and implements test specifications and imposes quality standards upon its suppliers and also performs separate application-based compatibility and system testing for its products. However, customers may discover defects in the Company's products related to their particular applications. To the extent that the Company is unable to remedy defects or provide product that meets its customers' manufacturing qualification requirements, the Company may experience lower revenues and excess inventories which could have an adverse effect on the Company's results of operations.

A measure pending on the California ballot for November 5, 1996, if passed, could substantially increase the Company's vulnerability to frivolous lawsuits, expose its officers and directors to increased risk of personal liability, increase the cost of its insurance, diminish its ability to attract and retain high quality officers and directors, and in other ways substantially increase the risks associated with doing business. The passage of Proposition 211 and the changes that will be required in the way the Company does business could have a material adverse impact on the Company's competitive position and results of operations.

The PC semiconductor market is generally characterized by price declines over time as new competitors enter and as new semiconductor process technologies enable lower cost manufacturing. In addition, rapid price declines may occur when current supply exceeds demand. As the leading supplier of graphics controllers to the portable computer market, the Company expects to experience increased price competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects its competitors to aggressively price alternative solutions to attempt to gain or maintain market share. Certain of the Company's competitors have pursued aggressive pricing strategies to reduce accumulated inventories of product for the desktop PC market. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, the gross margin percentages achieved in recent periods will not be sustainable.

The current market for third party wafer production is characterized by ample capacity and aggressive price reductions on 0.6u and 0.5u wafers. While the Company has secured price reductions, there can be no assurance such reductions are equivalent to those achieved by competitors whose principal revenues derive from the more price competitive desktop graphics market. To the extent that the Company's competitors are able to achieve greater cost reductions than what the Company can achieve, that could adversely affect the Company's competitive position.

During the first quarter of fiscal of 1997, 93% of the Company's sales was of portable graphics accelerators. The Company expects that the vast majority of its revenues will continue to be from sales of those products during the remainder of fiscal 1997. While the market for PCs in general and portable computers in particular has recently experienced substantial growth, the overall industry has historically been cyclical and seasonal, and there can be no assurance that growth rates experienced in prior periods will continue in the future.

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


                                        CHIPS AND TECHNOLOGIES, INC.
                                        (Registrant)





                                        /s/ James F. Stafford
                                        ----------------------------------------
                                            James F. Stafford
                                            President & Chief Executive Officer





                                        /s/ Timothy R. Christoffersen
                                        ----------------------------------------
                                            Timothy R. Christoffersen
                                            Vice President of Finance
                                            Chief Financial Officer and
                                            Principal Accounting Officer



Date:    October 31, 1996

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

10.3       (4)*   Promissory note to the Company from Keith Angelo dated August 1, 1994.

10.4       (4)*   Independent Contractor Services Agreement between the Company and Henri Jarrat dated August
                  11, 1994.

10.5       (6)*   Amended and Restated 1994 Stock Option Plan dated November 10, 1994 (as amended through
                  November 9, 1995).

10.6       (5)*   Executive Bonus Plan dated September 21, 1995.

10.7       (6)    Option Agreement between the Company and Taiwan Semiconductor Manufacturing Company dated
                  November 6, 1995. (**)

10.8       (6)    Deposit Agreement between the Company and Chartered Semiconductor Manufacturing PTE LTD
                  dated November 16, 1995. (**)

27.0              Financial Data Schedule for the quarter ended September 30, 1996                                      15

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