Form 10-Q
period 1996-12-31
CHIPS & TECHNOLOGIES INC
filed 1997-02-03
CIK 767965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1996

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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

________________________________________________________________________________
   Former name, former address and former fiscal year. If changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

      At December 31, 1996, the registrant had 21,874,590 shares of common stock outstanding.

================================================================================

                                TABLE OF CONTENTS






PART I.            FINANCIAL INFORMATION                                                                            PAGE
  Item 1.          Unaudited Condensed Consolidated Financial Statements                                               3

                   Notes to Unaudited Condensed Consolidated Financial Statements                                      6

  Item 2.          Management's Discussion and Analysis of Financial Condition and                                     8
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,   JUNE 30,
In thousands, except share amounts                                    1996          1996
------------------------------------------------------------       ------------   -------
ASSETS
Current assets:
      Cash and cash equivalents                                     $ 32,981    $ 23,989
      Short-term investments                                          47,888      35,356
      Accounts receivable, net of allowance for
       doubtful accounts of $1,394 and $1,203, respectively           12,711      12,189
      Inventory                                                       14,929      10,197
      Prepaid and other assets                                         2,662       2,574
                                                                    --------    --------
Total current assets                                                 111,171      84,305
Property and equipment, net                                           12,849      11,223
Other assets                                                          18,379      12,543
                                                                    --------    --------
          TOTAL ASSETS                                              $142,399    $108,071
                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                              $ 16,006    $ 12,820
      Current capital lease obligations                                1,286       1,630
      Other accrued liabilities                                       11,059       9,436
                                                                    --------    --------
Total current liabilities                                             28,351      23,886
Long-term capital lease obligations                                      826         796
                                                                    --------    --------
Total liabilities                                                     29,177      24,682
                                                                    --------    ---------

Stockholders' equity:
      Common stock, 21,875,000 and 20,620,000 shares issued
      and outstanding                                                    219         206
      Capital in excess of par value                                  85,074      77,769
      Note receivable from officer                                      (51)        (80)
      Unrealized gain on investments                                   6,648       3,421
      Retained earnings                                               21,332       2,073
                                                                    --------     -------
Total stockholders' equity                                           113,222      83,389
                                                                    --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $142,399    $108,071
                                                                    ========    =========




See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     DECEMBER 31,           DECEMBER 31,
In thousands, except per share amounts            1996       1995          1996      1995
----------------------------------------         -------    -------      --------   -------
Net sales                                        $48,231    $38,259       $92,717   $75,478

Cost of sales                                     25,782     23,301        48,985    46,159
                                                 -------    -------       -------   -------

Gross margin                                      22,449     14,958        43,732    29,319

Operating expenses
    Research and development                       5,653      4,811        10,187     9,716
    Selling, general and administrative            6,930      5,214        13,801    10,118
                                                 -------    -------       ------    -------

Total operating expenses                          12,583     10,025        23,988    19,834

Income from operations                             9,866      4,933        19,744     9,485
Interest income and other, net                     1,032      1,297         1,655     1,665
                                                 -------    -------       -------   -------

Income before taxes                               10,898      6,230        21,399    11,150

Provision for income taxes                         1,090        623         2,140     1,115
                                                 -------    -------       -------   -------

Net Income                                       $ 9,808    $ 5,607       $19,259   $10,035
                                                 =======    =======       =======   =======


Net income per share                               $0.42      $0.26         $0.83     $0.46
                                                 =======   =========      =======   =======

Shares used in per share calculation              23,609     21,804        23,328    21,991
                                                 =======   =========      =======   =======




See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                    SIX MONTHS ENDED
                                                                                       DECEMBER 31,
In thousands                                                                         1996      1995
--------------------------------------------------------------------------------    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $19,259   $10,035
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                       1,487     1,303
  Gain on sale of land                                                                   --      (949)
Changes in operating assets and liabilities:
    Accounts receivable                                                                (522)    2,359
    Inventory                                                                        (4,732)    2,362
    Accounts payable                                                                  3,186    (1,172)
    Other assets and liabilities                                                      1,579    (3,101)
                                                                                    -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $20,257   $10,837
                                                                                    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (2,677)     (826)
  Deposits for capacity agreement                                                    (5,880)   (2,000)
  Purchase of short-term investments                                                 (9,305)   (8,461)
  Proceeds from sale of land                                                             --     2,759
                                                                                    -------  --------
NET CASH USED IN INVESTING ACTIVITIES                                                17,862)   (8,528)
                                                                                    -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for capital lease obligations                                                (750)     (555)
  Proceeds from issuance of stock                                                     7,318     3,636
  Repayment of officers' loans                                                           29        28
                                                                                    -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             6,597     3,109
                                                                                    -------   -------
Net increase in cash and cash equivalents                                             8,992     5,418
Cash and cash equivalents at beginning of year                                       23,989    22,385
                                                                                    -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $32,981   $27,803
                                                                                    =======   =======

Supplemental cash flow information:
Cash paid during the period for:
   Interest                                                                        $   103   $   125
   Income taxes                                                                        753       148
Additions under capital lease obligations                                              436       778



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


NOTE 2.  SHORT-TERM INVESTMENTS

The Company classified all investments on December 31, 1996 and June 30, 1996 as available-for-sale. The fair market value and the amortized cost of the investments are presented in the table below. The investments are adjusted to fair market value as of the balance sheet date and any unrealized gains are recorded as a separate component of stockholders' equity. The AMD common stock was received in exchange for Nexgen common stock as a result of the merger of the two companies.


                                                                               December 31, 1996
                                                                   -------------------------------------------
                                                                                       Unrealized        Fair
(In thousands)                                                       Amortized           Holding        Market
                                                                       Cost               Gain           Value
--------------------------------------------------------------------------------------------------------------
AMD Common Stock                                                   $    --              $6,549         $ 6,549
U.S. Government and Corporation Obligations                         41,240                  99           41,339
---------------------------------------------------------------------------------------------------------------
Total                                                              $41,240              $6,648         $ 47,888
===============================================================================================================


                                                                                   June 30, 1996
                                                                   -------------------------------------------
                                                                                       Unrealized        Fair
(In thousands)                                                       Amortized           Holding        Market
                                                                       Cost            Gain/(Loss}       Value
--------------------------------------------------------------------------------------------------------------

AMD Common Stock                                                   $    --             $3,465          $ 3,465
U.S. Government and Corporation Obligations                         31,935                (44)          31,891
--------------------------------------------------------------------------------------------------------------
Total                                                              $31,935             $3,421          $35,356
==============================================================================================================

NOTE 3.  INVENTORY

Inventory consists of the following:
(In thousands)
                                           December 31, 1996    June 30, 1996
                                           -----------------    -------------
Work-in-process                                      $ 9,662         $ 7,693
Finished goods                                         5,267           2,504
                                                     -------         -------

                                                     $14,929         $10,197
                                                     -------         -------


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


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:


                                                Three Months Ended       Six Months Ended
                                                   December 31,            December 31,
                                                  1996      1995         1996       1995
                                                  ----      ----         ----       ----
     Net sales                                    100.0%    100.0%       100.0%    100.0%
     Cost of sales                                 53.5      60.9         52.8      61.2
                                                  -----     -----        -----     -----
     Gross margin                                  46.5      39.1         47.2      38.8
                                                  -----     -----        -----     -----

     Operating expenses
         Research and development                  11.7      12.6         11.0      12.8

         Selling, marketing and administrative     14.3      13.6         14.9      13.4
                                                  -----     -----        -----     -----
     Total operating expenses                      26.0      26.2         25.9      26.2
                                                  -----     -----        -----     -----
     Income from operations                        20.5      12.9         21.3      12.6
     Interest income and other, net                 2.1       3.4          1.8       2.2
                                                  -----     -----        -----     -----

     Income before taxes                           22.6      16.3         23.1      14.8
       Provision for income taxes                   2.3       1.6          2.3       1.5
                                                  -----     -----        -----     -----
     Net income                                    20.3      14.7         20.8      13.3
                                                  =====     =====        =====     =====


NET SALES

Net sales for the second quarter of fiscal 1997 were $48.2 million, an increase of $9.9 million or 26.1% from $38.3 million reported for the second quarter of fiscal 1996. Net sales for the first half of fiscal 1997 were $92.7 million, an increase of $17.2 million from $75.5 million for the same period of fiscal 1996. The increase in net sales was due to increases in unit shipments of portable graphics accelerators. Revenue from portable graphics accelerator products comprised 93% of the Company's net sales in the second quarter of fiscal 1997, compared to 87% of net sales in the same quarter of fiscal 1996. The Company expects the portable computer market to experience a slowdown of 5% to 10% in the first calendar quarter as compared to the quarter just completed. Consequently, the Company expects its net sales will decrease in the third fiscal quarter, in an amount up to 5% to 10%, as compared to the second quarter of fiscal 1997.

GROSS MARGIN

The gross margin percentage was 46.5% in the second quarter of fiscal 1997, compared to 39.1% for the second quarter of fiscal 1996. For the first half of fiscal 1997, the gross margin was 47.2%, compared to 38.8% for the same period of fiscal 1996. The improvement in gross margin percentage was primarily due to an improved mix of products, including higher margin portable graphics accelerators, and declining wafer costs. The Company expects its gross margins for the third quarter will decrease moderately to the mid-40 percent range, due to a decline in average selling prices, partially offset by expected lower wafer costs.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $5.7 million in the second quarter of fiscal 1997 were $0.8 million higher than in the second quarter of fiscal 1996. The expenditures were approximately 12% of net sales in the second quarter of fiscal 1997, compared to 13% in the second quarter of fiscal 1996. For the first half of fiscal 1997, research and development expenses were approximately 11% of net sales, compared to 13% in the same period of fiscal 1996. Research and development expenses increased in absolute dollars mainly due to higher engineering staffing and product prototyping costs. To maintain its present market position and to expand the markets in which the Company can participate, the Company expects to increase its investment in hardware and software engineering, particularly in the areas of 3D graphics, integrated memory, and MPEG II technology. The Company expects its research and development expenses to increase in both absolute dollars and as a percentage of net sales during the next fiscal quarter.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $6.9 million in the second quarter of fiscal 1997 were $1.7 million higher than in the second quarter of fiscal 1996. Selling, general and administrative expenses were approximately 14% of net sales in the second quarter of fiscal 1997, compared to 14% in the second quarter of fiscal 1996. For the first half of fiscal 1997, selling, general and administrative expenses were approximately 15% of net sales, compared to 13% in the same period of fiscal 1996. Selling, general and administrative expenses increased in absolute dollars mainly due to higher commissions paid to sales representatives as the result of higher sales. The Company expects these expenses will decline slightly in absolute dollars during the next quarter as the result of expected lower sales.


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


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $80.9 million on December 31, 1996, $21.6 million higher than $59.3 million on June 30, 1996. This increase was primarily attributable to cash generated from operating activities and proceeds from issuance of stock due to stock option exercises. The increase was partially offset by a cash deposit to a foundry. Short term investments as of December 31, 1996 included $6.5 million of AMD Common Stock, the market value of which increased from $3.5 million at June 30, 1996.

During the first half of fiscal 1997, other assets increased $5.8 million from $12.5 million on June 30, 1996. The increase was primarily attributable to the payment of a cash deposit under a foundry capacity agreement. The Company has foundry agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing PTE LTD, which initially required deposits totaling $43.5 million to be paid by the Company. The Company has made deposits totaling $19.8 million under these two agreements, and the obligation to pay the remaining deposits has been reduced by $11.7 million to $12.0 million. The Company will pay the remaining balance of $12.0 million in two $6.0 million payments, one in each of calendar years 1997 and 1998. A portion of the deposits will be recovered over the term of the contracts as rebates or credits against wafer purchases, and the remainder is expected to be recovered at the expiration of the agreements.

                                     Pgae 9

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has agreements with three banking institutions for a combined total of $21.0 million in unsecured lines of credit. These line of credit agreements will expire at various times from August 1997 through October 1998. There was no borrowing against these lines of credit as of December 31, 1996. These agreements contain certain covenants related to financial performance and condition, and the ability to borrow under such lines is subject to compliance with such covenants. The Company expects that its existing cash, cash equivalents, short-term investments, bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for at least the remainder of this fiscal year.


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

A limited number of customers account for a substantial portion of the Company's net sales. The proportion of revenues from the Company's largest customer increased significantly in the first half of fiscal 1997 compared to fiscal 1996. The Company's revenues from any specific customer can fluctuate from period to period depending on the demand for that customer's computers, market share gains or decreases, inventory holding strategy for both purchased components and completed computers, and distribution channel policies. The Company expects that sales to relatively few customers will account for a high percentage of its net sales for the foreseeable future. In the event that one or more of the Company's major customers were to reduce its level of purchases or cancel and/or substantially reschedule orders for significant quantities of product, the Company's results of operations could be materially adversely affected.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. In the event that the Company's competitors have or introduce product features and/or performance that are perceived as valuable by the market but are not in the Company's products, the Company could lose current design wins or not acquire new design wins. In addition, other factors such as product development delays, aggressive competition and intangible factors affecting customer relationships could also adversely impact design wins. To the extent that the Company is unable to retain existing design wins or obtain new design wins, particularly with major customers, there could be a material adverse effect on the Company's business, financial condition and results of operations.

In order for the Company to remain competitive in the market, the Company must continuously develop more advanced products. As the Company and/or its competitors introduce more advanced products, the Company's older product lines may face a decline in orders which could adversely affect the Company's revenues. Since the Company purchases its inventory from independent foundries in advance of its customers orders, the Company also faces the risk of declining or canceled customer orders on products already built. To the extent that the Company does not anticipate these changes, the Company could experience unexpected excess product inventory and/or revenue declines. A reduction of revenue and/or excess inventory could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company's business is more dependent than it has been in the past on strategic partnerships and licensing arrangements for certain technologies that are to be incorporated in the Company's products. To the extent that the Company relies on third parties to deliver technologies in a time frame consistent with the needs of the Company and its customers, factors outside the Company's control could impact the timing of the Company's introduction and delivery of new products. Should the Company's time to market with any of its new products be adversely affected, there could be a material adverse impact on the Company's business and results of operations.

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

The PC semiconductor market is generally characterized by price declines over time as new competitors enter and as new semiconductor process technologies enable lower cost manufacturing. In addition, rapid price declines may occur when current supply exceeds demand. As the leading supplier of graphics controllers to the portable computer market, the Company expects to experience increased price competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects its competitors to aggressively price alternative solutions to attempt to gain or maintain market share. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, the gross margin percentages will be adversely impacted.

The current market for third party wafer production is characterized by ample capacity and aggressive price reductions on 0.6u and 0.5u wafers. While the Company has secured price reductions, there can be no assurance such reductions are equivalent to those achieved by competitors. To the extent that the Company's competitors are able to achieve greater cost reductions than those the Company can achieve, that could adversely affect the Company's competitive position.

During the first half of fiscal 1997, 93% of the Company's sales were of portable graphics accelerators. The Company expects that the vast majority of its revenues will continue to be from sales of those products during the remainder of fiscal 1997. While the market for PCs in general and portable computers in particular has recently experienced substantial growth, the overall industry has historically been cyclical and seasonal. The first calendar quarter has traditionally shown a slight downturn in sales, and the Company expects to see a corresponding 5% to 10% downturn in revenues in its third fiscal quarter.

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


          The Annual Meeting of the Stockholders of Chips and
          Technologies, Inc. was held on November 7, 1996 in Milpitas,
          California. 17,726,200 shares of common stock or 85.9% of the total outstanding shares were present or represented by proxies at the meeting. The matters voted upon at the meeting and the results of those votes were as follows:


          1.  Election of two class III directors, Jim Stafford and Henri
          Jarrat. Mr. Stafford received 17,273,786 affirmative votes and 452,434 votes were withheld. Mr. Jarrat received 17,270,951 affirmative votes and 455,269 votes were withheld.

          2. Approval of increase in the share reserve under the 1994 stock option plan by 1,000,000 shares. The proposal received 13,723,032 affirmative votes, 3,346,510 negative votes and 104,179 abstentions.
          The brokers' non-vote totaled 552,499.


          3. Appointment of Price Waterhouse LLP as the independent accountants of the Company. The proposal received 17,652,283 affirmative votes, 29,782 negative votes and 44,155 abstentions.

Item 5.   Other Information                                                               Not applicable

Item 6.   Exhibits - The exhibits listed in the Exhibit Index set forth on page                       14
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


                                        CHIPS AND TECHNOLOGIES, INC.
                                        (Registrant)





                                           /s/ James F. Stafford
                                        ---------------------------------------
                                        James F. Stafford
                                        President & Chief Executive Officer





                                           /s/ Timothy R. Christoffersen
                                        ---------------------------------------
                                        Timothy R. Christoffersen
                                        Vice President of Finance
                                        Chief Financial Officer and
                                        Principal Accounting Officer



Date:    February 3, 1997

                                INDEX TO EXHIBITS


     Exhibit
      Number                                           Description
     -------                                           -----------
3.1      (1)     Amended Certificate of Incorporation of Chips and Technologies,
                 Inc.

3.2      (2)     Restated By-laws of Chips and Technologies, Inc.

4.1      (3)     Stockholders' Rights Agreement dated August 23, 1989.

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
                 Semiconductor Manufacturing PTE LTD dated November 16, 1995.
                 (**)

10.9             Amendment to Deposit Agreement between the Company and
                 Chartered Semiconductor Manufacturing PTE LTD dated October
                 17, 1996. (**)

27.0             Financial Data Schedule for the quarter ended December 31, 1996

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 90.

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