Form 10-Q
period 1997-03-31
CHIPS & TECHNOLOGIES INC
filed 1997-05-07
CIK 767965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended   March 31, 1997
                          ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


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


Registrant's telephone number, including area code: (408)434-0600
                                                   ----------------

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year.
                         If changed since last report.

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


        At March 31, 1997, the registrant had 21,952,516 shares of common stock outstanding.

                                     Page 1
================================================================================

                                TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                            PAGE
Item 1.   Unaudited Condensed Consolidated Financial
            Statements                                                        3

          Notes to Unaudited Condensed Consolidated                           6
            Financial Statements

Item 2.   Management's Discussion and Analysis of Financial                   8
            Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                      Not applicable

Item 2.   Changes in Securities                                  Not applicable

Item 3.   Defaults upon Senior Securities                        Not applicable

Item 4.   Submission of Matters to a Vote of Security            Not applicable
            Holders

Item 5.   Other Information                                      Not applicable

Item 6.   Exhibits and Reports on Form 8-K                                   15

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,           JUNE 30,
In thousands, except share amounts                              1997                1996
---------------------------------------------------------  ----------------  -------------------
ASSETS
Current assets:
      Cash and cash equivalents                                    $31,827              $23,989
      Short-term investments                                        47,944               35,356
      Accounts receivable, net of allowance for
        doubtful accounts of $1,469 and $1,203,                     10,174               12,189
        respectively
      Inventory                                                     10,908               10,197
      Prepaid and other assets                                       7,230                2,574
                                                           ----------------  -------------------
Total current assets                                               108,083               84,305
Property and equipment, net                                         13,352               11,223
Other assets                                                        19,971               12,543
                                                           ----------------  -------------------
          TOTAL ASSETS                                            $141,406             $108,071
                                                           ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $10,284              $12,820
      Current capital lease obligations                              1,303                1,630
      Other accrued liabilities                                      9,615                9,436
                                                           ----------------  -------------------
Total current liabilities                                           21,202               23,886
Long-term capital lease obligations                                    959                  796
                                                           ----------------  -------------------
Total liabilities                                                   22,161               24,682
                                                           ----------------  -------------------

Stockholders' equity:
      Common stock, 21,953,000 and 20,620,000 shares
        issued and outstanding                                         219                  206
      Capital in excess of par value                                85,523               77,769
      Note receivable from officer                                     (52)                 (80)
      Unrealized gain on investments                                 4,008                3,421
      Retained earnings                                             29,547                2,073
                                                           ----------------  -------------------
Total stockholders' equity                                         119,245               83,389
                                                           ----------------  -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $141,406             $108,071
                                                           ================  ===================




See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                          THREE MONTHS ENDED                NINE MONTHS ENDED
In thousands,                                  MARCH 31,                         MARCH 31,
except per share amounts                   1997          1996              1997             1996
-----------------------------------   -------------- --------------  ---------------  ---------------
Net sales                                    $37,759        $36,514         $130,476         $111,992

Cost of sales                                 20,419         22,057           69,404           68,216
                                      -------------- --------------  ---------------  ---------------

Gross margin                                  17,340         14,457           61,072           43,776
                                      -------------- --------------  ---------------  ---------------

Operating expenses
  Research and development                     6,207          4,822           16,394           14,538
  Selling, general and administrative          6,362          5,589           20,163           15,707
                                      -------------- --------------  ---------------  ---------------


Total operating expenses                      12,569         10,411           36,557           30,245
                                      -------------- --------------  ---------------  ---------------

Income from operations                         4,771          4,046           24,515           13,531
Interest income and other, net                 4,357          6,827            6,012            8,492
                                      -------------- --------------  ---------------  ---------------

Income before taxes                            9,128         10,873           30,527           22,023

Provision for income taxes                       913          1,087            3,053            2,202
                                      -------------- --------------  ---------------  ---------------

Net Income                                    $8,215         $9,786          $27,474          $19,821
                                      ============== ==============  ===============  ===============


Net income per share                           $0.35          $0.45            $1.19            $0.91
                                      ============== ==============  ===============  ===============

Shares used in per share calculation          23,145         21,671           23,079           21,905
                                      ============== ==============  ===============  ===============

See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
In thousands                                                          1997          1996
---------------------------------------------------------------   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 27,474      $ 19,821
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization                                           2,311         1,955
  Gain on sale of land                                                     --            (949)

  Gain on sale of stock investments                                      (3,489)       (6,204)
Changes in operating assets and liabilities:
    Accounts receivable                                                   2,015         5,227
    Inventory                                                              (711)          893
    Accounts payable                                                     (2,536)        1,140
    Other assets and liabilities                                            (28)       (2,472)
                                                                  ------------- -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 25,036      $ 19,411
                                                                  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (3,411)         (347)
  Deposits for capacity agreement                                       (11,880)      (13,880)
  Purchase of short-term investments                                     (8,512)       (9,672)
  Proceeds from sale of land                                               --           2,759
                                                                  ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (23,803)      (21,140)
                                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for capital lease obligations                                  (1,193)         (850)
  Proceeds from issuance of stock                                         7,767         4,015
  Repayment of officer's loan                                                31            32
                                                                  ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 6,605         3,197
                                                                  ------------- -------------
Net increase in cash and cash equivalents                                 7,838         1,468
Cash and cash equivalents at beginning of year                           23,989        22,385
                                                                  ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 31,827      $ 23,853
                                                                  ============= =============

Supplemental cash flow information: Cash paid during the period for:
   Interest                                                            $    150      $    178
   Income taxes                                                             792           431
Additions under capital lease obligations                                 1,029         2,099

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


NOTE 2. SHORT-TERM INVESTMENTS

The Company classified all investments on March 31, 1997 and June 30, 1996 as available-for-sale. The fair market value and the amortized cost of the investments are presented in the tables below. The investments are adjusted to fair market value as of the balance sheet date and any unrealized gains are recorded as a separate component of stockholders' equity. In January 1997, the Company sold 125,000 shares of its AMD common stock and realized a gain of $3.5 million. In February 1997, the Company entered into an agreement which is accounted for as a hedge of its remaining 129,000 shares of AMD common stock. This hedging transaction was consummated and all the shares were sold in April 1997. As the result of the sale, the Company will record a net gain of $4.1 million in the fourth quarter of fiscal 1997.

                                                                March 31, 1997
                                                  ---------------------------------------
                                                                   Unrealized      Fair
(In thousands)                                       Amortized       Holding      Market
                                                       Cost        Gain/(Loss)     Value
-----------------------------------------------------------------------------------------
AMD Common Stock                                   $    --          $4,087        $4,087
U.S. Government and Corporation Obligations          43,936            (79)       43,857
-----------------------------------------------------------------------------------------
Total                                               $43,936         $4,008       $47,944
=========================================================================================

                                                                June 30, 1996
                                                  ---------------------------------------
                                                                   Unrealized      Fair
(In thousands)                                       Amortized       Holding      Market
                                                       Cost        Gain/(Loss)     Value
-----------------------------------------------------------------------------------------
AMD Common Stock                                   $    --           $3,465       $3,465
U.S. Government and Corporation Obligations           31,935            (44)      31,891
-----------------------------------------------------------------------------------------
Total                                              $  31,935         $3,421      $35,356
=========================================================================================

NOTE 3.  INVENTORY

Inventory consists of the following:
(In thousands)
                                           March 31, 1997      June 30, 1996
                                           --------------      -------------
Work-in-process                                    $7,370             $7,693
Finished goods                                      3,538              2,504
                                           --------------      -------------
                                                  $10,908            $10,197
                                           ==============      =============


NOTE 4.  INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimated annual effective tax rate of approximately 10%. This rate is lower than the statutory income tax rate, reflecting the expected utilization of the Company's net operating loss carryforwards and the change in valuation allowance for the Company's deferred tax assets. The Company expects that its effective tax rate will increase to reflect full statutory rates net of ongoing taxable deductions in fiscal year 1998.


 NOTE 5.  NET INCOME PER SHARE

Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants.


NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's fiscal year ending June 30, 1998. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement for the three and nine month periods ended March 31, 1997 and 1996, the Company's income per share would have been as follows:

                                    Three Months Ended     Nine Months Ended
                                         March 31,              March 31,
                                    1997          1996     1997         1996
                                   ------        ------   ------       ------
    Basic net income per share      $.37          $.48    $1.29         $.99

    Diluted net income per share    $.35          $.45    $1.19         $.91

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


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                    Three Months Ended     Nine Months Ended
                                         March 31,              March 31,
                                    1997          1996     1997         1996
                                   ------        ------   ------       ------

Net sales                           100.0%        100.0%   100.0%       100.0%
Cost of sales                        54.1          60.4     53.2         60.9
                                   ------        ------   ------       ------
Gross margin                         45.9          39.6     46.8         39.1
                                   ------        ------   ------       ------
Operating expenses
  Research and development           16.4          13.2     12.5         13.0
  Selling, marketing and
     administrative                  16.8          15.3     15.5         14.0
                                   ------        ------   ------       ------
Total operating expenses             33.2          28.5     28.0         27.0
                                   ------        ------   ------       ------
Income from operations               12.7          11.1     18.8         12.1
Interest income and other, net       11.5          18.7      4.6          7.6
                                   ------        ------   ------       ------
Income before taxes                  24.2          29.8     23.4         19.7
Provision for income taxes            2.4           3.0      2.3          2.0
                                   ------        ------   ------       ------
Net income                           21.8          26.8     21.1         17.7
                                   ======        ======   ======       ======



NET SALES

Net sales for the third quarter of fiscal 1997 were $37.8 million, an increase of $1.3 million or 3.4% from $36.5 million reported for the third quarter of fiscal 1996. Net sales for the first three quarters of fiscal 1997 were $130.5 million, an increase of $18.5 million from $112.0 million for the same period of fiscal 1996. The increase in net sales was due to increases in unit shipments of portable graphics accelerators. Revenue from portable graphics accelerator products comprised 84% of the Company's net sales in the third quarter of fiscal 1997, compared to 82% of net sales in the same quarter of fiscal 1996. The Company expects net sales for the next quarter will decrease sequentially, primarily due to product transition issues.


GROSS MARGIN

The gross margin percentage was 45.9% in the third quarter of fiscal 1997, compared to 39.6% for the third quarter of fiscal 1996. For the first three quarters of fiscal 1997, the gross margin was 46.8%, compared to 39.1% for the same period of fiscal 1996. The improvement in gross margin percentage was primarily due to relatively stable average selling prices and declining wafer costs. The Company expects its gross margin percentage for the next quarter will remain at about the same level as in the quarter just ended.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $6.2 million in the third quarter of fiscal 1997 were $1.4 million higher than in the third quarter of fiscal 1996. Research and development expenses were approximately 16% of net sales in the third quarter of fiscal 1997, compared to 13% in the third quarter of fiscal 1996. For the first three quarters of both fiscal 1997 and 1996, research and development expenses were approximately 13% of net sales. Research and development expenses increased in the third quarter of fiscal 1997 mainly due to increased engineering staffing. The Company expects to continue to increase its investment in hardware and software engineering, particularly in the areas of 3D graphics, integrated memory, and MPEG II technology. The Company expects its research and development expenses to increase in both absolute dollars and as a percentage of net sales during the next fiscal quarter.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $6.4 million in the third quarter of fiscal 1997 were $0.8 million higher than in the third quarter of fiscal 1996. Selling, general and administrative expenses were approximately 17% of net sales in the third quarter of fiscal 1997, compared to 15% in the third quarter of fiscal 1996. For the first three quarters of fiscal 1997, selling, general and administrative expenses were approximately 16% of net sales, compared to 14% in the same period of fiscal 1996. Selling, general and administrative expenses increased mainly due to higher commissions paid to sales representatives as the result of higher sales. The Company expects these expenses will decline slightly in absolute dollars during the next quarter as the result of expected lower sales.


INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimated annual effective tax rate of approximately 10%. This rate is lower than the statutory income tax rate, reflecting the expected utilization of the Company's net operating loss carryforwards and the change in valuation allowance for the Company's deferred tax assets. The Company expects that its effective tax rate will increase to reflect full statutory rates net of ongoing taxable deductions in fiscal year 1998.


INTEREST INCOME AND OTHER, NET

Interest and other income was $4.4 million in the third quarter of fiscal 1997, compared to $6.8 million during the same period of fiscal 1996. Interest and other income for the first three quarters of fiscal 1997 was $6.0 million, as compared to $8.5 million in the same period of fiscal 1996. Other income in the third quarter of fiscal 1997 included a $3.5 million gain from the sale of 125,000 shares of AMD stock. Other income in the first three quarters of fiscal 1996 included a $0.9 million gain related to the sale of land in the second fiscal quarter and a $6.2 million gain from the sale of 299,000 shares of AMD stock in the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $79.8 million on March 31, 1997, $20.5 million higher than $59.3 million on June 30, 1996. This increase was primarily attributable to cash generated from operating activities, proceeds from issuance of stock due to stock option exercises and the increase in the market value of the Company's AMD common stock. As of the filing date of this report, all of the Company's AMD stock has been sold (see Note 2-Short-term investments on page 6). The increase was partially offset by cash deposits to the foundries.

During the three quarters of fiscal 1997, prepaid and other current assets increased $4.7 million from $2.6 million on June 30, 1996; other non-current assets increased $7.4 million from $12.5 million on June 30, 1996. The increases were primarily attributable to the payment of cash deposits under foundry capacity agreements. The Company has foundry agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor

Manufacturing PTE LTD, which initially required deposits totaling $43.5 million to be paid by the Company. To date, the Company has made deposits totaling $25.8 million under these two agreements. An additional deposit of $11.7 million under one of the agreements has not been paid by mutual consent of the parties, pending re-negotiation of that agreement. The Company will pay the remaining balance of $6.0 million under the other agreement in calendar year 1998. A portion of the deposits will be recovered over the term of the contracts as rebates or credits against wafer purchases, and the remainder is expected to be recovered at the expiration of the agreements.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has agreements with three banking institutions for a combined total of $21.0 million in unsecured lines of credit. These line of credit agreements will expire at various times from August 1997 through October 1998. These agreements contain certain covenants related to financial performance and condition, and the Company's ability to borrow is subject to compliance with such covenants. The Company was in compliance with all covenants as of March 31, 1997, and there were no borrowing against these line of credit. The Company expects that its existing cash, cash equivalents, short-term investments, bank lines of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for at least the remainder of this calendar year.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's revenues, gross margin and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's operations and business during any particular period. These factors include: gain or loss of any strategic relationships or design wins with customers, new product introductions by the Company's competitors, market acceptance of the Company's and its customers' products, the rescheduling or cancellation of orders by the Company's customers, the Company's ability to predict product demand and manage its inventory, fluctuations in manufacturing yields, the timing of its customers' qualification of the Company's products, supply constraints and other factors affecting the availability of other components (such as portable display screens and memory devices) incorporated into the Company's customers' products, pressures on selling prices, and changes in product or customer mix.

A limited number of customers account for a substantial portion of the Company's net sales. The proportion of revenues from the Company's largest customer increased significantly during the first three quarters of fiscal 1997 compared to fiscal 1996. The Company's revenues from any specific customer can fluctuate from period to period depending on conditions and factors affecting that customer's business. Conditions and factors affecting the Company's customers' businesses include: the rate of growth in the notebook computer market, the customer's market share, the customer's inventory position, the acceptance of the customer's new products in the marketplace, and competition, among other things. The Company expects that sales to relatively few customers will account for a high percentage of its net sales for the foreseeable future. In the event that one or more of the Company's major customers were to reduce its level of purchases or cancel and/or substantially reschedule orders for significant quantities of product, the Company's results of operations could be materially adversely affected.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. In the event that the Company's competitors' products include features and/or performance that are perceived as valuable by the market but are not in the Company's products, and/or the Company is not able to incorporate new technologies or features into its existing and/or future products on a timely basis, the Company could lose future business with current customers or not achieve design wins with new customers. Some notebook computer manufacturers are currently incorporating technologies such as embedded memory and 3D functionality into their new systems. The Company plans to introduce graphics controllers incorporating these technologies in 1997. However, several of the Company's competitors have already introduced such products and, as a result, the Company has not achieved some new design wins. To the extent that the Company is unable to obtain new design wins with current or new customers, there could be a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business is dependent on strategic partnerships and licensing arrangements for certain technologies. For example, two of the Company's planned new product offerings during calendar 1997 include embedded memory technology and 3D technology, respectively, provided by third parties. In each instance, the Company does not currently have a readily available alternative source for that technology. If any third party upon which the Company is relying does not deliver technologies in a time frame consistent with the needs of the Company and its customers, if unforeseen difficulties occur in integrating any third party technology into the Company's products, or if any third party technology does not perform as anticipated, the timing of the Company's introduction and delivery of key new products could be adversely affected. In addition, the Company's relationships with customers could be damaged.

The Company's products contain intellectual property owned by the Company or licensed from third parties. The Company's products and its customers' products are from time to time the subject of claims of infringement of third parties' intellectual property rights. Such claims could result in substantial expense to the Company in the form of attorneys fees, sums paid to settle claims, damages paid pursuant to court order and/or the expenses of indemnification of claims made against customers. In addition, a claim of infringement of third party intellectual property rights could result in court orders prohibiting the manufacture, importation, or sale, among other things, of the Company's and/or its customers' products.

The personal computer industry is increasingly characterized by certification and security standards established by third parties. In some cases, for example in connection with the incorporation of DVD-related capabilities, meeting these standards requires the licensing of technologies from third parties. To the extent the Company does not comply with these standards and/or is unable to consummate the necessary licenses in a timely fashion, the introduction and acceptance of the Company's new products could be delayed and/or impaired.

Power consumption is a significant factor in the notebook computer market. As consumers expect more complex technologies and features, including 3D and faster microprocessors, to be incorporated into notebook computers, notebook manufacturers face a growing challenge to improve battery life despite the increased power consumption caused by added features and more advanced technologies. If notebook computer manufacturers cannot address these needs in a timely and satisfactory manner, the rate of growth in the portable computer market may not occur as quickly as expected. In addition, the Company and other suppliers to notebook computer manufacturers will be at a competitive disadvantage if alternative providers offer products that consume less power than the Company's products.

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by third party foundries. All of the Company's semiconductor products are also currently assembled and tested by third party vendors. The Company's reliance on subcontractors to manufacture, assemble and test its products involves significant risks, including reduced control over delivery schedules, quality assurance, the availability of advanced process technologies, manufacturing yields and cost. Delays in delivery of the Company's products, shortages of necessary substrate technology, problems with quality or yields, cost increases and other factors beyond the Company's control could result in the loss of customers, reductions in the Company's revenues or margins or other material adverse effects on the Company's business, financial condition and operating results.

The Company's manufacturing and assembly subcontractors are primarily in Asia. Many of the Company's customers also manufacture in Asia or subcontract their manufacturing to Asian companies. The concentration of the Company's manufacturing, assembly and selling activities in Asia poses risks, including foreign currency fluctuations, political unrest, labor shortages and economic and trade policies, which could adversely affect demand for and supply of the Company's products.

The current market for third party wafer production is characterized by ample capacity and aggressive price reductions on 0.5u and 0.35u wafers. While the Company has recently secured price reductions, there can be no assurance such reductions are equivalent to those achieved by competitors. In addition, a capacity constraint for more advanced processes, such as 0.25u, may emerge during late 1998. The Company currently does not have any foundry agreements to ensure guaranteed access to this capacity. Competitors who have such agreements, including joint ventures, may be in a better position to obtain better access and lower costs on .25u capacity. The unavailability of sufficient quantities of competitively priced .25 micron capacity could have a material adverse effect on the Company's business and results of operations.

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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings                                       Not applicable


Item 2.  Changes in Securities                                   Not applicable


Item 3.  Defaults upon Senior Securities                         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders     Not applicable


Item 5.  Other Information                                       Not applicable


Item 6.  Exhibits - The exhibits listed in the Exhibit Index set             15
         forth on page 15 of this report are incorporated herein by reference.


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



Date:    May 7, 1997

                                INDEX TO EXHIBITS

Exhibit Number            Description
--------------            -----------
3.1      (1)    Amended Certificate of Incorporation of Chips and Technologies, Inc.
3.2      (2)    Restated By-laws of Chips and Technologies, Inc.
4.1      (3)    Stockholders' Rights Agreement dated August 23, 1989.
10.1     (6) *  First Amended 1988 Nonqualified Stock Option Plan for Outside Directors
                dated October 1, 1993 (as amended through November 9, 1995) .
10.2     (1) *  Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.3     (4) *  Promissory note to the Company from Keith Angelo dated August 1, 1994.
10.4     (4) *  Independent Contractor Services Agreement between the Company and Henri
                Jarrat dated August 11, 1994.
10.5     (6) *  Amended and Restated 1994 Stock Option Plan dated November 10, 1994 (as amended through November 9, 1995).
10.6     (5) *  Executive Bonus Plan dated September 21, 1995.
10.7     (6)    Option Agreement between the Company and Taiwan Semiconductor Manufacturing
                Company dated November 6, 1995. (**)
10.8     (6)    Deposit Agreement between the Company and Chartered Semiconductor
                Manufacturing PTE LTD dated November 16, 1995. (**)
10.9     (7)    Amendment to Deposit Agreement between the Company and Chartered
                Semiconductor Manufacturing PTE LTD dated October 17, 1996. (**)
27.0            Financial Data Schedule for the quarter ended March 31, 1997                  17


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

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1989.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended June 30, 1994.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995.



(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.



* Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and Technologies, Inc.

** Confidential treatment has been requested for a portion of this document.