Form 10-K
period 1997-06-30
CHIPS & TECHNOLOGIES INC
filed 1997-09-29
CIK 767965

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $372,963,926 as of September 12, 1997.

On September 12, 1997, there were 22,101,566 shares of Common Stock of the Company outstanding.

The Index to Exhibits is listed on pages 35 and 36 of this Annual Report on Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


================================================================================

                                     PART I

ITEM 1.       BUSINESS

This annual report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including in particular those discussed below and in Item 7 of this report for the year ended June 30, 1997, which could cause actual results to differ materially from historical results or those anticipated. In this report, the words "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements speak only as of the date hereof, and should not be given undue reliance.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


GENERAL

Chips and Technologies, Inc. ("CHIPS" or the "Company") is a leading supplier of highly integrated semiconductor and software solutions to personal computer manufacturers. The Company's solutions provide enhanced graphics, video and other advanced display capabilities for both portable and desktop computers. CHIPS is currently the world's leading supplier of graphics and video controllers for portable computers. Some of the Company's customers are Acer, Fujitsu, Quanta, IBM, NEC and Toshiba.


 INDUSTRY OVERVIEW

The emergence of graphical user interfaces (GUIs) such as Microsoft Windows spawned a major change in the role of the semiconductor chips that control computer displays. Before the widespread use of GUIs, the primary function of video chips was to display simple characters such as letters and numbers. As full-motion video and other even more challenging graphics functions have become standard features in personal computers, the graphics controller chip has become a key component, requiring even more innovation and sophistication in its design and functionality.

The portable computer market is growing at a faster rate than the desktop computer market and has become a significant segment of the personal computer industry. As the portability and popularity of notebook computers have grown, so have users' expectations for performance and features that are comparable to those of desktop computers. This poses a substantial challenge for designers of graphics controller chips. Not only must they provide desktop-quality performance and features such as video playback acceleration, they must also help solve portable computer manufacturers' unique development challenges. These include limited physical space, the need for low power consumption, support for numerous types of flat panel displays from different manufacturers, and constrained ability to control electrical emissions for FCC certification. In addition, graphics controllers for portable computers must also support traditional CRT monitors as well as built in flat panel displays and must be able to display images on both simultaneously.


DISPLAY AND GRAPHICS TECHNOLOGY IN PORTABLE COMPUTERS

Graphics technology for portable computers has evolved around key factors such as display size, color, resolution and a host of integrated technologies. The main display on a portable computer is the flat panel integrated in the computer. This display is generally based on liquid crystal display ("LCD") technology. Portable computer display technology has advanced from 7" to 9", low resolution monochrome displays to 12" or larger, 16.7 million simultaneous color and 1024x768 pixel displays. Increased demand for portable computers and the availability of additional manufacturing capacity have led to a rapid decline in LCD display costs. The prospect of further cost declines creates new applications for flat panel displays. Economical production of large LCD displays, comparable in size to current mainstream desktop CRT displays, is quickly becoming viable. LCDs have significant benefits compared to traditional CRTs for desktop use, namely size and power consumption. In addition, LCDs can display an image over their entire display surface, unlike most CRTs; thus a 12" LCD displays a 12" image, whereas a 13"-14" CRT display may produce only a 12" image.

Flat panel graphics controllers must rapidly bring mainstream display advancements to the portable arena. The emergence of demand for entertainment and communication functionality on personal computers has had a significant impact on the direction of the portable computer market during the past year. The advent of DVD, MPEG-II, and 3D graphics technologies brings a host of new opportunities and challenges for manufacturers of graphics accelerators, including the need for licensing relationships with constituencies not previously associated with the portable computer market, such as the entertainment and music industries.


COMPANY STRATEGY

Extend Leadership Position in Portable Graphics Controllers

The Company maintains a leading position as a supplier of graphics and video controllers to portable computer manufacturers. The Company's strategy is to leverage its core expertise and market leadership to rapidly bring advanced display controller technologies to portable computers. During fiscal 1997, the Company extended its HiQVideo(TM) family of video display controllers. This product family continues the Company's successful hardware and software-compatible product strategy, which allows PC manufacturers to build on their developed base of software and board designs while bringing new features and higher performance to their products. The HiQVideo product family has been enhanced during the past year to include proprietary technologies for improving graphics display quality and performance as well as integration of embedded memory.

Meet Customer Needs With Innovative and Comprehensive Solutions

The Company maintains very close relationships with leading PC manufacturers such as Toshiba, Acer and NEC. The Company assists them in solving their product design challenges by bringing innovative solutions to their products. The Company also recognizes that its customers are excellent sources for product direction and incorporates this direction into its product roadmap to create customer-driven solutions.

Develop Advanced Technologies for Current and New Market Opportunities

Portable computers are rapidly becoming entertainment products as well as productivity tools. The Company is addressing the need for integration of DVD, MPEG-II, 3D and audio technologies into its products by both developing technologies and partnering with other companies that are market leaders in relevant areas of expertise.

In 1997 and early 1998, the Company expects to introduce products in the HiQVideo family that offer new multimedia capabilities. These products will exploit new capabilities provided by the MMX-enabled host processor. By sharing the multimedia workload with the native CPU, this approach ensures a well-balanced system that more fully utilizes inherent system resources.

In the 3D products area, Intel Corporation is developing the i740 product, a 2D/3D desktop video graphics accelerator designed and under development jointly by Intel, the Company and Real 3D, a Lockheed Martin company. Benefiting from these relationships, the Company expects to introduce a 2D/3D graphics accelerator product for notebook computers. This product is designed to work in conjunction with Intel's recently announced AGP architecture and advanced Pentium processors to efficiently bring 3D realism to the notebook computer.

To increase functionality in the graphics area, the Company is adding embedded memory to its new generation of graphics controllers. By integrating memory into the graphics controller, the space in the crowded interior of notebook computers that was previously required for a graphics chip, memory chips, and the connecting bus is greatly reduced. Additionally, embedding memory in the graphics controller decreases power consumption and increases performance.

In an effort to diversify and expand beyond its core graphics controller business, the Company is undertaking new research and development projects. One of these projects aims to leverage the Company's existing technologies to take advantage of the possible emergence of flat panel monitors as an alternative to CRTs for desktop computers. Another early stage project targets a business opportunity outside of the personal computer market. Although development expenses and technology acquisition costs are expected to increase in fiscal 1998 as a result of these projects, the Company does not anticipate resulting revenue in the next fiscal year.

PRODUCTS AND MARKETS

The Company is the leading supplier of flat panel graphics and video controllers to portable computer manufacturers. During fiscal 1997 approximately 90% of the Company's revenue was derived from flat panel controllers.

FLAT PANEL GRAPHICS CONTROLLER PRODUCTS

All of the Company's flat panel graphics controllers for portable computers are highly integrated and incorporate a graphics accelerator (BitBLT) engine, true color RAMDAC and a PLL clock synthesizer in a single chip. The previous generation 6554X family of products is based on a 32-bit display graphics engine while the newer HiQVideo(TM) family is based on a 64-bit graphics engine. Both support a variety of flat panel LCD displays.

HIQVIDEO(TM) FAMILY

The Company's 64-bit PCI local bus HiQV64(TM) (65554) processor combines video acceleration with a high performance graphics engine to deliver full screen video at 30 frames per second. This product's hardware assisted video acceleration is optimized to smoothly play back software titles with 64K color full-motion, full screen video. Separate video and graphics pipelines further reduce system processor overhead and minimize memory requirements for video and graphics color depth.

The HiQVPro(TM) multimedia accelerator (65555) is an extension of the HiQVideo graphics controller family with enhanced multimedia capabilities and HiQColor(TM) technology for driving large panel displays at high resolutions and referesh rates, or driving computer graphics on television sets with reduced flicker.

The HiQVision(TM) mobile/desktop multimedia accelerator (68554) is the first flat panel graphics controller designed specifically for both desktop and notebook computers. It provides a solution to many of the obstacles which prevent 12.1 inch or larger flat panels from attaining greater acceptance in mainstream display markets.

HIQCOLOR(TM)

HiQColor is a unique process that enables the display of 16.7M colors on less expensive supertwisted nematic (STN) flat panel displays without the visual artifacts currently seen on STN panels. This technology enables notebook and desktop PC makers to offer large STN flat panel displays with viewing quality comparable to active matrix, thin-film transistor (TFT) panels at a much lower cost.

EMBEDDED MEMORY PRODUCTS

Combining SGRAM (synchronous graphic random access memory) with high-speed logic, the Company's new embedded memory product family utilizes several technologies developed by Samsung. Samsung's MDL (Merged DRAM and Logic) architecture will enable the Company's designers to embed up to 3MB of enhanced, proprietary, high-speed SGRAM-like memory into flat panel multimedia accelerators. The embedded memory products provide cost savings at the system level and measurable improvements in performance and power consumption compared to separate graphics and memory components.

OTHER PRODUCTS

The Company markets other products which include various solutions for the major subsystems of a PC motherboard. Focused on integration and performance, the product line consists of I/O solutions, core logic and an innovative single chip computer called PC/CHIP. These products target a wide range of industrial and embedded control applications utilizing 386 and 486 microprocessor technologies. Sales of these products comprised 10% of the Company's fiscal 1997 revenues.


SALES, MARKETING AND DISTRIBUTION

The Company markets and distributes its products through a combination of a direct sales organization, regional distributors and independent representatives. In North America, the Company maintains direct sales offices in Georgia and Illinois, and at its corporate headquarters in San Jose, California. Additional regional technical support staff operate in Massachusetts and Texas. The Company has international sales offices in Taiwan and the United Kingdom. In Asia, the Company sells the vast majority of its products through distributors. These distributors provide inventory stocking for end customers and supplement the Company's technical support.

The Company usually sells product pursuant to specific purchase orders, which are cancelable or re-scheduleable within certain time frames without significant penalty. The Company recognizes sales to all customers except domestic distributors upon shipment of the product. For the Company's domestic distributors, revenue is recognized upon the distributor resale. The Company's distributors are generally allowed to return to the Company a portion of the products purchased by them. The Company maintains reserves for such potential returns.

To assist customers in the implementation of the Company's products, the Company provides application engineering hardware and software development support during the evaluation, design and production stages of the customer's product cycle. The Company works very closely with its customers. The Company receives in-depth feedback from its customers concerning new product plans and features. This feedback helps refine the Company's product strategies and greatly enhances new product acceptance.

The Company's products are utilized by a number of leading personal computer manufacturers, including Acer, Fujitsu, IBM, NEC, Quanta and Toshiba. Some of these PC OEMs subcontract manufacturing of their computer products to other companies, while ordinarily retaining control over the selection and specification of the semiconductor components. In fiscal 1997, sales to Inno Micro, a distributor in Japan, comprised 53% of total sales, including sales to Toshiba which represented approximately 38% of the Company's total sales. In fiscal 1996, sales to Inno Micro comprised 37% of total sales, including sales to Toshiba which represented approximately 26% of the Company's total sales. In addition, fiscal 1996 sales to Apple Computer and Gain Tune/World Peace, a distributor in Taiwan, comprised 16% and 10% of the Company's revenue, respectively. In fiscal 1995, Inno Micro accounted for approximately 23% of the Company's revenue, including sales to Toshiba accounting for 13% of the Company's revenue. In addition, fiscal 1995 sales to Apple Computer and Gain Tune/World Peace comprised 13% and 10% of the Company's revenue, respectively. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers' purchases will not decline or fluctuate significantly or that such customers will not cancel or reschedule orders. Any of these occurrences and others related to its customers, as noted in "Factors Affecting Future Operating Results," could have a material adverse effect on the company's business.

Export sales were 83%, 67% and 47% of net sales for fiscal years 1997,1996 and 1995, respectively. The Company's export sales are currently denominated in U.S. dollars. The significant proportion of export sales also reflects the strategy of certain PC system companies to manufacture or subcontract manufacture of their products in foreign countries, as well as the strategy of certain distributors to maintain domestic billing locations for their foreign operations.


MANUFACTURING

The majority of the Company's current products are manufactured using 0.5 and
0.35 micron triple layer metal CMOS process technologies. The Company expects most of its new products to utilize 0.35 micron and 0.25 micron process geometries in order to achieve higher performance and lower production costs. The Company subcontracts to independent suppliers the manufacturing of its products. This strategy enables the Company to avoid the large capital investment and overhead expense associated with a captive semiconductor fabrication facility. Accordingly, the Company can focus on its core strengths: the design and marketing of its products.

Some of the Company's vendors deliver fully assembled and tested products. In this case, the Company purchases finished goods meeting its predetermined specifications. Other vendors provide only the silicon wafers, after which the Company manages the process of assembly and testing through other independent vendors. The Company maintains quality assurance programs for all vendors and supplies its vendors with detailed semiconductor test programs to verify its products during manufacture. The Company also requires its vendors to manufacture to a detailed set of specifications and parameters. The Company believes it maintains good relationships with its vendors. The Company generally manufactures its product at one supplier during its prototyping and initial production and, as production ramps up, the Company qualifies a second supplier to manufacture the product in high volume. Due to its strategy of utilizing subcontract manufacturers, the Company is subject to certain risks including those noted in "Factors Affecting Future Operating Results".

The Company has entered into two long-term wafer capacity agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing PTE LTD (see Note 3 - Commitments, Long-term capacity agreements). Both agreements were entered to secure additional guaranteed wafer supplies through the year 2000 in order to support the expected growth in the Company's manufacturing requirements. The Company believes it has secured appropriate manufacturing capacity given its current expectations. However, the conditions of these agreements present risks, including those indicated in "Factors Affecting Future Operating Results". In addition, the Company is experiencing a tightening capacity market, which has the potential to cause a shortage of capacity for manufacturing product in excess of the Company's current expectations.


RESEARCH & DEVELOPMENT

Timely development and introduction of new products is essential to maintaining the Company's position as a market leader in flat panel graphics controllers and is critical to its ability to expand its market opportunities. Research and development efforts focus on the design of new products by leveraging the Company's proprietary intellectual property design modules. The Company plans to continue investing in new graphics products for portable computers, including features such as 3D, DVD and multimedia, and embedded memory. The Company plans to continue development of high performance software drivers that will support new hardware chip capabilities as well as new software standards such as Microsoft Direct 3D. The Company also intends to devote increasing resources to development of new products that target new markets beyond the Company's core graphics controller business.

At June 30, 1997, the Company had approximately 157 employees engaged in research and development, engineering and supporting functions. Spending for research and development during fiscal 1997, 1996 and 1995 was $23.7 million, $19.8 million and $13.3 million, respectively. The Company expects the trend of increasing expenditures of research and development dollars to continue, with some significant acceleration in fiscal 1998 due to anticipated projects intended to expand and begin to diversify the Company's product lines.


COMPETITION

The markets for the Company's products are highly competitive, with many new entrants into the portable graphics controller business. Competitive factors in the Company's markets include product features, product performance, price, timeliness of new product introductions, quality, software support and customer support. As new competitors enter the portable market segment, the competitive landscape is changing. The Company must constantly work to match the level of functionality, integration and timeliness of product introductions, compared to competitors, to remain a contender for design wins. Price competition in the semiconductor industry is intense and increasing. The Company may face declining average selling prices for its products as the competition for design wins intensifies. Technical and other advances by the competition could have a material adverse effect on the Company's results of operations.

The Company's competitors consist primarily of domestic companies. Some of these companies own or have an equity interest in semiconductor fabrication, assembly and test facilities, while others subcontract manufacturing as does the Company. Some competitors have significantly greater financial, technical, marketing, manufacturing, distribution and human resources than the Company. To the extent these competitors are able to utilize these resources effectively in competing against the Company, there could be material adverse impact on the future operating results of the Company.


LICENSES, PATENTS AND TRADEMARKS

The Company attempts to protect its proprietary technology through the filing of patent applications and by the use of copyright, maskwork and trade secret protection and trademarks. The Company has been granted 68 U.S. and foreign patents covering various technical innovations. The Company also has 15 pending patent applications and numerous applications being prepared by counsel. The Company intends to continue to build and protect its intellectual property portfolio.

The semiconductor industry is characterized by frequent litigation regarding patents and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company related to current and future products. In the event of such litigation, significant financial expense and diversion of key technical and management personnel resources could occur. Should there be an adverse result in any litigation proceeding, the Company could be required to expend significant resources to develop non-infringing technology, obtain licenses or provide financial compensation. The unfavorable outcome of litigation against the Company could have a material adverse impact on the Company's results of operations.


BACKLOG

The Company participates in an industry that is subject to short order and shipment lead times. As is common within the industry, customers may change or cancel orders and shipment schedules within certain periods with minimal penalties. In light of these factors, the Company does not consider backlog to be a reliable or meaningful indicator of the Company's future operating results.


EMPLOYEES

As of June 30, 1997, the Company had 260 employees, of whom 157 were engaged in research and development, engineering and supporting functions, 54 in marketing and sales, 27 in manufacturing and 22 in administration and finance. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. None of the Company's employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations are good.


ITEM 2.  PROPERTIES

The Company's corporate headquarters are located at 2950 Zanker Road in San Jose, California. The Company owns the land and the 69,700 square foot building on the site. During fiscal 1996, the Company entered into a lease on a 22,500 square foot facility located in San Jose, California and moved its logistics and warehousing operations out of its headquarters into this leased space. During fiscal 1997, the Company entered into a one-year lease for an additional research and development office in Fremont, California. The Company also leases office spaces for its regional direct sales and FAE support offices domestically in Georgia, Illinois, Texas and Massachusetts and internationally in Taiwan and the United Kingdom. The Company believes its facilities to be fully utilized and adequate for the Company's current operations. However, future growth in the Company's operations and staffing levels will require additional Northern California facilities.


ITEM 3.  LEGAL PROCEEDINGS

The Company and the members of its Board of Directors have been sued in connection with the Company's recently announced proposed acquisition by Intel Corporation. Three actions, all styled as stockholder class action suits, were filed in early August 1997 in the court of Chancery in the State of Delaware and have been consolidated into a single action. A fourth action, also styled as a stockholder class action, was thereafter filed in Superior Court in Santa Clara County, California. All of the actions contend that the directors of the Company breached their fiduciary duties in connection with the agreement to recommend that stockholders accept the cash tender offer and to enter into the proposed merger, and seek injunctive and monetary relief. The Delaware complaint was recently amended to add additional allegations that the disclosures made to stockholders in connection with Intel's tender offer for the Company's stock were incomplete. Plaintiffs in the Delaware action have requested that the merger be enjoined. A hearing on that motion is currently scheduled in early October. The Company and its directors believe the complaints are without merit and are vigorously defending the actions in both jurisdictions.

The proposed acquisition is undergoing antitrust review under the Hart-Scott-Rodino ("HSR") Act of 1976. On August 26, 1997, the Federal Trade Commission ("FTC") made a request to Intel and the Company for additional information and documents in connection with that review. It is currently expected that the provision of documents and information in response to that request will be completed in October. The FTC will have ten days from receipt of Intel's completed response to the request to decide whether or not to take action in opposition to the acquisition. Based on the information available to it, the Company believes that the transaction can be effected in compliance with federal and state antitrust laws. However, there can be no assurance that a challenge to the acquisition on antitrust grounds will not be made or that, if made, it would not prevail, or that certain conditions to the acquisition would not be required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

Name                                Age     Position
----                                ---     --------
James F. Stafford                   53      President and Chief Executive Officer

Keith A. Angelo                     41      Vice President, Marketing

Lee J. Barker                       52      Vice President, Operations

Timothy R. Christoffersen           55      Vice President, Finance and Chief Financial Officer

Richard E. Christopher              51      Vice President, Sales

Morris E. Jones, Jr.                45      Senior Vice President and Chief Technical Officer

Lawrence A. Roffelsen               52      Vice President, Engineering

Jeffery Anne Tatum                  47      Vice President, General Counsel, and Secretary


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

Ms. Tatum has served as Vice President, General Counsel and secretary since July 1994. She previously served as Secretary and General Counsel from August, 1993 to July 1994, and as Assistant General Counsel from February 1992 to August 1993. Prior to joining the Company, she was a partner of the law firms of Seyfarth, Shaw, Fairweather and Geraldson from 1990 to 1992, and of Adams, Duque and Hazeltine from 1985 through 1989.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "CHPS". The following table sets forth high and low closing sale prices for the Common Stock as reported by NASDAQ.

                     Fiscal 1997         Fiscal 1996
                    High      Low       High      Low
                 --------- ---------  -------- ---------
First Quarter    $  14.50  $  9.125   $  15.62  $  12.57
Second Quarter      25.75    13.1875     13.25      8.25
Third Quarter       21.625   10.375       9.875     8.25
Fourth Quarter      11.50     8.00       12.00      8.75

The Company's present policy is to reinvest earnings in future operations. The Company has not paid and does not anticipate paying cash dividends in the foreseeable future. At September 12, 1997 there were 22,101,566 shares of Common Stock outstanding, held by approximately 835 stockholders of record.


ITEM 6.   SELECTED FINANCIAL DATA


(In thousands, except per share amounts)                      Year ended June 30,
                                            -----------------------------------------------------------
                                               1997        1996       1995         1994         1993
                                            ---------   ---------   ---------    ---------    ---------
Net sales                                   $ 168,334   $ 150,788   $ 104,731    $  73,444    $  97,874
Gross profit                                   79,196      60,936      39,856       26,480       24,725
Restructuring costs (recovery)                   --          --        (1,429)        (372)      23,271
Income (loss) from operations                  28,906      19,495       9,748       (1,077)     (52,654)
Net income (loss)                              36,216 *    25,750@      9,388        2,714      (49,055)
Net income (loss) per share                      1.58 *      1.18@       0.47         0.16        (3.13)
Total assets                                  149,034     108,071      85,767       51,300       62,454
Long-term capital lease and notes payable         851         796       1,725        1,019        1,009
Convertible debentures                           --          --          --          7,910        7,910
Stockholders' equity                          126,847      83,389      65,696       26,327       19,677



* Fiscal 1997 included, net of income tax, a gain of $6.8 million or $0.29 per share from the sale of AMD stock. Exclusive of this gain, net income would have been $29.4 million and net income per share would have been $1.28.

@ Fiscal 1996 included, net of income tax, a gain of $5.6 million or $0.26 per share from the sale of AMD stock. Exclusive of this gain, net income would have been $20.2 million and net income per share would have been $0.92.

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


SUBSEQUENT EVENT

On July 27, 1997, the Company entered into a definitive agreement (the "Merger Agreement") with Intel Corporation ("Intel") and Intel Enterprise Corporation providing for Intel to acquire the Company by means of a cash tender offer followed by a merger. As provided in the Merger Agreement, Intel has made a tender offer for all outstanding shares of stock of the Company for $17.50 net per share in cash. The tender offer currently remains open, pending satisfaction of the conditions to closing. Following completion of the tender offer, the Merger Agreement provides for a merger of the Company with a subsidiary of Intel in which all untendered shares of the Company's outstanding stock will be converted into the right to receive $17.50 per share in cash. Upon completion of both the tender offer and the subsequent merger, the Company would become a wholly-owned subsidiary of Intel and part of Intel's Graphics Components Division.

The acquisition transaction is subject to regulatory approval and various other conditions. In particular, the tender offer cannot be completed until satisfaction of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the "HSR Act"). On August 26, 1997, the Federal Trade Commission ("FTC") issued a "second request" to Intel and the Company requiring the submission by the parties of additional information and documents in connection with the FTC's antitrust review of the transaction under the HSR Act. In light of that second request, Intel extended the tender offer from its original expiration date of August 28, 1997 until October 17, 1997. The Merger Agreement provides that the tender offer will be extended as necessary to permit satisfaction of the conditions to closing, but does not obligate the parties to extend the offer beyond October 31, 1997.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net sales for the periods indicated.

                                                 Year ended June 30,
                                              -----------------------
                                               1997     1996     1995
                                              -----    -----    -----
Net sales                                     100.0%   100.0%   100.0%
Cost of sales                                  53.0     59.6     61.9
                                              -----    -----    -----
Gross margin                                   47.0     40.4     38.1
Operating expenses:
    Research and development                   14.1     13.2     12.7
    Selling, marketing and administrative      15.7     14.3     17.5
    Restructuring recovery                      --       --      (1.4)
                                              -----    -----    -----
Income from operations                         17.2     12.9      9.3
Interest income and other, net                  6.7      6.1      0.6
                                              -----    -----    -----
Income before taxes                            23.9     19.0      9.9
  Provision for income taxes                    2.4      1.9      0.9
                                              -----    -----    -----

Net income                                     21.5     17.1      9.0
                                              =====    =====    =====

NET SALES

Net sales were $168.3 million, $150.8 million and $104.7 million in fiscal 1997, 1996 and 1995, respectively. Net sales for fiscal 1997 increased $17.5 million or 11.6% from fiscal 1996. Net sales for fiscal 1996 increased $46.1 million or 44.0% from fiscal 1995. The increases of net sales in both fiscal 1997 and 1996 were primarily attributable to increases in unit volume shipments of portable graphics controllers. The majority of the Company's sales are derived from portable graphics controller products which comprised 90%, 84% and 65% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. The Company expects its net sales in the first quarter of fiscal 1998 will slightly decrease as compared to the quarter just ended.

Export sales are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales were 83%, 67% and 47% of net sales for fiscal 1997, 1996 and 1995, respectively. Sales to foreign customers are denominated in US dollars. One customer, a Japanese distributor, accounted for 53% of the Company's net sales in fiscal 1997. Three customers accounted for 37%, 16% and 10%, respectively, of the Company's net sales in fiscal 1996. Three customers accounted for 23%, 13% and 10%, respectively, of the Company's net sales in fiscal 1995.


GROSS MARGIN

Gross margins were $79.2 million, $60.9 million and $39.9 million, or 47.0%, 40.4% and 38.1% of net sales, in fiscal 1997, 1996 and 1995, respectively. Gross margin increased from fiscal 1996 to fiscal 1997 mainly due to an improved mix of products, including higher margin portable graphics accelerators, and declining wafer costs. The gross margin increase from fiscal 1995 to fiscal 1996 was primarily due to a more favorable product mix and improved overhead absorption from higher sales volume. The Company expects its gross margin percentage for the next quarter will remain about the same level as compared to the quarter just ended, which was 47.9%. The integration of memory onto graphics controller chips is putting downward pressure on margins. As the Company's embedded memory products, first entering volume production in late 1997, come to comprise a greater proportion of the Company's future sales, the Company expects its overall gross margin percentage to decline. Increased competition in the portable graphics controller market is also putting downward pressure on gross margins.


RESEARCH AND DEVELOPMENT EXPENSES

Research and Development expenses were $23.7 million, $19.8 million and $13.3 million, or 14.1%, 13.2% and 12.7% of net sales, in fiscal 1997, 1996 and 1995, respectively. Research and development expenses increased in both fiscal 1997 and 1996, mainly due to increases in engineering staffing levels and the cost of outside services. The Company expects to continue to increase its investment in hardware and software engineering, particularly in the areas of 3D graphics, integrated memory, and MPEG II technology. The Company is also beginning new research and development projects targeting markets outside the graphics controller and personal computer businesses. These new projects may involve significant development expenses and technology acquisition costs during the next fiscal year but are not expected to generate meaningful revenue during this year. The Company expects its research and development expenses to increase in both absolute dollars and as a percentage of net sales during the first quarter of fiscal 1998.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses were $26.6 million, $21.6 million and $18.2 million, or 15.7%, 14.3% and 17.4% of net sales, in fiscal 1997, 1996 and 1995, respectively. Selling, general and administrative expenses increased in absolute dollars in both fiscal 1997 and fiscal 1996 primarily due to higher commissions paid to sales representatives as the result of higher revenues. Selling, General and Administrative expenses as a percentage of net sales decreased from fiscal 1995 to fiscal 1996 as sales grew at a faster rate than spending. The Company expects these expenses will increase during the first quarter of fiscal 1998 as compared to the quarter just ended, due in part to legal expenses associated with the Company's proposed merger with Intel and related legal proceedings. (See Item 3: Legal Proceedings.)

INTEREST INCOME AND OTHER, NET

Interest and other income were $11.3 million, $9.1 million and $0.6 million in fiscal 1997, 1996 and 1995, respectively. Other income in fiscal 1997 included a $7.6 million gain from the sale of AMD stock. Other income in fiscal 1996 included a $0.9 million gain related to the sale of land and a $6.2 million gain from the sale of AMD stock. The remainder of other income is derived from the Company's investment of its cash.


INCOME TAXES

The Company recorded $4.0 million, $2.9 million and $1.0 million of income tax provisions, reflecting annual effective tax rates of 10%, 10% and 9%, in fiscal 1997, 1996 and 1995, respectively. These rates are substantially lower than the statutory income tax rate, reflecting the utilization of the Company's net operating loss carryforwards and the change in valuation allowance for the Company's deferred tax assets. The provisions for fiscal years 1997, 1996 and 1995 reflect certain federal alternative minimum tax and state tax obligations. The Company expects its effective tax rate will increase to reflect full statutory rates net of ongoing taxable deductions in fiscal year 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $88.5 million on June 30, 1997, an increase of $29.2 million compared to $59.3 million on June 30, 1996. This increase was primarily attributable to cash generated from operating activities, proceeds from issuance of stock due to stock option exercises and the increase in the market value of the Company's AMD common stock. The Company sold all of its AMD stock holdings during fiscal 1997 and 1996 (see Note 2 of Notes to Consolidated Financial Statements). The increase was partially offset by cash deposits to foundries.

Accounts receivable on June 30, 1997 were $14.7 million, an increase of $2.5 million from the balance on June 30, 1996, reflecting the higher level of sales in fiscal 1997. Inventory on June 30, 1997 was $4.7 million, a decline of $5.5 million as compared to $10.2 million on June 30, 1996. The decrease in inventory was mainly due to higher sales of older inventory and an increase in the inventory turnover rate during fiscal 1997.

During fiscal 1997, prepaid and other current assets increased $5.9 million from $2.6 million at June 30, 1996. Other non-current assets increased $6.1 million from $12.5 million at June 30, 1996. These increases were primarily attributable to the payment of additional cash deposits under foundry capacity agreements entered into in the second quarter of fiscal 1996. The Company has foundry agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing PTE LTD. To date, the Company has made deposits totaling $25.8 million under these two agreements. The Company will pay the remaining balance of $6.0 million in calendar year 1998. A portion of the deposits will be recovered over the term of the contracts as rebates or credits against wafer purchases, and the remainder is expected to be recovered at the expiration of the agreements.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has an agreement with a banking institution for a $7.0 million unsecured line of credit. This line of credit agreement will expire in October 1998. This agreement contains certain covenants related to financial performance and condition, and the Company's ability to borrow is subject to compliance with such covenants. The Company was in compliance with all covenants as of June 30, 1997, and there were no borrowings against this line of credit. The Company expects that its existing cash, cash equivalents, short-term investments, bank line of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for at least the coming fiscal year.


FACTORS AFFECTING FUTURE OPERATING RESULTS

As described under "Subsequent Event" above, there is currently pending a tender offer by Intel Corporation pursuant to a Merger Agreement with the Company under which Intel would acquire all outstanding shares of stock of the Company for $17.50 per share in cash. The price of the Company's Common Stock increased substantially following announcement of the proposed acquisition. In the event that the proposed acquisition of the Company by Intel does not occur for any reason, there could be a material adverse effect on the Company, its results of operations and the market price for its Common Stock. The Merger Agreement contains a number of conditions which must be satisfied or waived by Intel or the Company prior to consummation of the tender offer and the subsequent merger. (For additional information concerning the conditions to consummation of these transactions, see the Offer to Purchase transmitted by Intel to the stockholders of the Company and the related Schedule 14D-9 filing provided by the Company, each filed with the Securities and Exchange Commission on August 1, 1997). Among other conditions, the tender offer cannot be consummated until the relevant HSR Act waiting period has been satisfied, and at the time for consummation there must not be in effect any injunction or other action by a court or governmental entity that prohibits or materially adversely affects the transaction. The FTC has issued a "second request" to Intel and the Company requiring the submission by the parties of additional information and documents in connection with the FTC's antitrust review of the transaction under the HSR Act. Based on the information available to it, the Company believes that the tender offer and merger can be effected in compliance with federal and state antitrust laws. However, the FTC could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the transactions or to impose conditions on their consummation. In addition, any state and/or private parties could take action under the antitrust laws. There can be no assurance that a challenge to the consummation of the proposed acquisition on antitrust grounds will not be made or, if made, that Intel and the Company would prevail. Shortly after the announcement of the Merger Agreement, lawsuits were filed against the Company and its Directors in both Delaware and California. In addition to monetary damages, the plaintiffs in the Delaware action have requested the court to enjoin the acquisition, and similar relief may be requested in the California action. Although the Company believes such a result is unlikely, there can be no assurance that a court will not enjoin the transaction. Intel is not required to close the tender offer or to extend it if the conditions to completion of the transaction are not satisfied by October 31, 1997. There can be no assurance that all conditions to the transaction will be satisfied or will be satisfied on a timely basis.

The Company's revenues, gross margin and other operating results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on the Company's operations and business. These factors include: gain or loss of strategic relationships or design wins with customers, new product introductions by the Company's competitors, market acceptance of the Company's and its customers' products, the rescheduling or cancellation of orders by the Company's customers, the Company's ability to predict product demand and manage its inventory, fluctuations in manufacturing yields, the timing of its customers' qualification of the Company's products, supply constraints and other factors affecting the availability of other components (such as portable display screens and memory devices) incorporated into the Company's customers' products, pressures on selling prices, and changes in product or customer mix.

A limited number of customers account for a substantial portion of the Company's net sales. The proportion of revenues from the Company's largest customer increased significantly during fiscal 1997 as compared to fiscal 1996. This proportion is expected to decrease in fiscal 1998. The Company's revenues from any specific customer can fluctuate from period to period depending on conditions and factors affecting that customer's business. Conditions and factors affecting the Company's customers' businesses include: the rate of growth in the notebook computer market, the customer's market share, the customer's inventory position, the acceptance of the customer's new products in the marketplace, and competition, among other things. The Company expects that sales to relatively few customers will account for a high percentage of its net sales for the foreseeable future. In the event that one or more of the Company's major customers were to reduce its volume of purchases or cancel and/or substantially reschedule orders for significant quantities of product, the Company's results of operations could be materially adversely affected.

The Company relies on obtaining and maintaining design wins for its products with leading personal computer manufacturers. In the event that the Company's competitors' products include features and/or performance that are perceived as valuable by the market but are not in the Company's products, and/or the Company is not able to incorporate new technologies or features into its existing and/or future products on a timely basis, the Company could lose future business and lose or not achieve design wins with new and current customers. Some notebook computer manufacturers are currently incorporating graphics technologies such as embedded memory and 3D functionality into their new systems. The Company plans to introduce graphics controllers incorporating these technologies in fiscal 1998. However, several of the Company's competitors have already introduced such products and, as a result, the Company has not achieved some new design wins. To the extent that the Company is unable to obtain new design wins with current or new customers, there could be a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business is dependent on strategic partnerships and licensing arrangements for certain technologies. For example, two of the Company's planned new product offerings during fiscal 1998 include embedded memory technology and 3D technology, respectively, provided by third parties. In each instance, the Company does not currently have a readily available alternative source for that technology. If any third party upon which the Company is relying does not deliver technologies in a time frame consistent with the needs of the Company and its customers, if unforeseen difficulties occur in integrating any third party technology into the Company's products, or if any third party technology does not perform as anticipated, the timing of the Company's introduction and delivery of key new products could be adversely affected. In addition, the Company's relationships with customers could be damaged.

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

Power consumption is a significant factor in the notebook computer market. As consumers expect more complex technologies and features, including 3D graphics capability and faster microprocessors, to be incorporated into notebook computers, notebook manufacturers face a growing challenge to improve battery life despite the increased power consumption caused by added features and more advanced technologies. If notebook computer manufacturers cannot address these needs in a timely and satisfactory manner, the rate of growth in the portable computer market may not occur as quickly as expected. In addition, the Company and other suppliers to notebook computer manufacturers will be at a competitive disadvantage if alternative providers offer products that consume less power than the Company's products.

The Company does not own or operate a wafer fabrication facility, and all of its semiconductor device requirements are supplied by third party foundries. All of the Company's semiconductor products are also currently assembled and tested by third party vendors. The Company's reliance on subcontractors to manufacture, assemble and test its products involves significant risks, including reduced control over delivery schedules, quality assurance, the availability of advanced process technologies, manufacturing yields and cost. Delays in delivery of the Company's products, shortages of foundry capacity and/or necessary substrate technology, problems with quality or yields, cost increases and other factors beyond the Company's control could result in the loss of customers, reductions in the Company's revenues or margins or other material adverse effects on the Company's business, financial condition and operating results.

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

The market for third party wafer production has been characterized by ample capacity and aggressive price reductions on 0.5u and 0.35u wafers. While the Company has recently secured price reductions, there can be no assurance such reductions are equivalent to those achieved by competitors. In addition, a capacity constraint for more advanced processes, such as 0.25u, may emerge during 1998. The Company currently does not have any foundry agreements to ensure guaranteed access to this capacity. Competitors who have such agreements, including joint ventures, may be in a better position to obtain better access and lower costs on .25u capacity. The unavailability of sufficient quantities of competitively priced .25 micron capacity could have a material adverse effect on the Company's business and results of operations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Report of Independent Accountants                                                                   17

Consolidated Statements of Operations for the three years period ended June 30, 1997                18

Consolidated Balance Sheets at June 30, 1997 and 1996                                               19

Consolidated Statements of Cash Flows for the three year period ended June 30, 1997                 20

Consolidated Statements of Stockholders' Equity for the three year period ended June 30, 1997       21

Notes to Consolidated Financial Statements                                                         22-28


SUPPLEMENTARY DATA


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             Three months ended
                                                            ---------------------------------------------------
(In thousands, except per share amounts)                     June 30,     March 31,       Dec. 31,    Sept. 30,
                                                               1997          1997           1996          1996
                                                            ---------     ---------       ---------   ---------
Net sales                                                     $37,858       $37,759        $48,231      $44,486
Gross profit                                                   18,124        17,340         22,449       21,283
Income from operations                                          4,391         4,771          9,866        9,878
Net income                                                      8,742 *       8,215*         9,808        9,451
Net income per share                                             0.38 *        0.35*          0.42         0.42


                                                                                  Three months ended
                                                           -----------------------------------------------------
                                                              June 30,     March 31,      Dec. 31,     Sept. 30,
                                                                1996          1996          1995          1995
                                                           -----------   ------------    ----------   ----------
Net sales                                                     $38,796       $36,514        $38,259      $37,219
Gross profit                                                   17,160        14,457         14,958       14,361
Income from operations                                          5,964         4,046          4,933        4,552
Net income                                                      5,929         9,786 @        5,607        4,428
Net income per share                                             0.27          0.45 @         0.26         0.20



* Fiscal 1997 included, net of income tax, gains of $3.7 million or $0.16 per share and $3.1 million or $0.13 per share from the sale of AMD stock in the fourth quarter and the third quarter of fiscal 1997, respectively. Exclusive of this gain, net income would have been $5.0 million or $0.22 per share and $5.1 million or $0.22 per share for such quarters, respectively.

@ Fiscal 1996 included, net of income tax, a gain of $5.6 million or $0.26 per share in the third quarter of fiscal 1996 from the sale of AMD stock. Exclusive of this gain, net income would have been $4.2 million and net income per share would have been $0.19.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Chips and Technologies, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chips and Technologies, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/ PRICE WATERHOUSE LLP
------------------------

Price Waterhouse LLP
San Jose, California
July 16, 1997, except as to Note 6 which is as of July 27, 1997

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year ended June 30,

In thousands, except per share amounts                               1997              1996               1995
----------------------------------------------------------     ----------------  -----------------  -----------------
Net sales                                                             $168,334           $150,788           $104,731

Cost of sales                                                           89,138             89,852             64,875
                                                               ----------------  -----------------  -----------------

Gross profit                                                            79,196             60,936             39,856
                                                               ----------------  -----------------  -----------------

Operating expenses
    Research and development                                            23,665             19,837             13,344
    Selling, general and administrative                                 26,625             21,604             18,193
    Restructuring recovery                                                  --                 --             (1,429)
                                                               ----------------  -----------------  -----------------

Total operating expenses                                                50,290             41,441             30,108
                                                               ----------------  -----------------  -----------------

Income from operations                                                  28,906             19,495              9,748
Interest income and other, net                                          11,334              9,116                597
                                                               ----------------  -----------------  -----------------

Income before taxes                                                     40,240             28,611             10,345

Provision for income taxes                                               4,024              2,861                957
                                                               ----------------  -----------------  -----------------

Net Income                                                             $36,216            $25,750             $9,388
                                                               ================  =================  =================


Net income per share                                                     $1.58              $1.18              $0.47
                                                               ================  =================  =================

Shares used in per share calculation                                    22,994             21,791             20,182
                                                               ================  =================  =================



  See notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS


In thousands,  except share amounts                                        JUNE 30, 1997          JUNE 30, 1996
---------------------------------------------------------------------  ---------------------  ---------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                     $31,815                $23,989
      Short-term investments                                                         56,725                 35,356
      Accounts receivable, net of allowance for
       doubtful accounts of $1,555 and $1,203, respectively                          14,714                 12,189
      Inventory                                                                       4,677                 10,197
      Prepaid and other assets                                                        8,505                  2,574
                                                                       ---------------------  ---------------------
Total current assets                                                                116,436                 84,305
Property and equipment, net                                                          14,029                 11,223
Other assets                                                                         18,569                 12,543
                                                                       ---------------------  ---------------------
                       TOTAL ASSETS                                                $149,034               $108,071
                                                                       =====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $10,326                $12,820
      Current capital lease obligations                                               1,016                  1,630
      Accrued compensation                                                            4,105                  3,398
      Other accrued liabilities                                                       5,889                  6,038
                                                                       ---------------------  ---------------------
Total current liabilities                                                            21,336                 23,886
Long-term capital lease obligations                                                     851                    796
                                                                       ---------------------  ---------------------
Total liabilities                                                                    22,187                 24,682
                                                                       ---------------------  ---------------------

Commitments (Note 3)

Stockholders' equity:
      Convertible preferred stock, $.01 par value; 5,000,000 shares
         authorized, none issued and outstanding                                         --                     --
      Common stock, $.01 par value; 100,000,000 shares authorized;
         22,003,000 and 20,620,000 shares issued and outstanding                        220                    206
      Capital in excess of par value                                                 88,390                 77,769
      Note receivable from officer                                                     (53)                   (80)
      Unrealized gain on investments                                                      1                  3,421
      Retained earnings                                                              38,289                  2,073
                                                                       ---------------------  ---------------------
Total stockholders' equity                                                          126,847                 83,389
                                                                       ---------------------  ---------------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $149,034               $108,071
                                                                       =====================  =====================




  See notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year ended June 30,
In thousands                                                                      1997        1996       1995
--------------------------------------------------------------------------      --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $ 36,216    $ 25,750    $  9,388
Adjustments to reconcile net income to cash provided by
operating activities:
  Depreciation and amortization                                                    3,272       2,651       2,672
  Provision for losses on accounts receivable                                        300         300         300
  Gain on sale of capital assets                                                    --          (949)        (40)
  Gain on sale of equity investments                                              (7,621)     (6,204)       --
Changes in operating assets and liabilities:
    Accounts receivable                                                           (2,825)      2,207      (6,559)
    Inventory                                                                      5,520       1,470      (5,822)
    Accounts payable                                                              (2,494)      4,748         991
    Other assets and liabilities                                                   2,930      (1,252)      3,214
    Accrued restructuring costs                                                     --          --          (890)
                                                                                --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 35,298    $ 28,721    $  3,254
                                                                                --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (5,049)     (1,225)     (1,613)
  Deposits for capacity agreement                                                (11,880)    (13,880)       --
  Purchase of short-term investments                                             (24,789)    (24,558)     (2,206)
  Proceeds from sale of equity investments and capital assets                      7,621       8,963         631
                                                                                --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                            (34,097)    (30,700)     (3,188)
                                                                                --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on capital lease obligations                                  (1,588)     (1,211)       (939)
  Proceeds from issuance of stock                                                  8,182       4,762       5,986
  Repayment (issuance) of officers' loans                                             31          32        (100)
                                                                                --------    --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          6,625       3,583       4,947
                                                                                --------    --------    --------
Net increase in cash and cash equivalents                                          7,826       1,604       5,013
Cash and cash equivalents at beginning of year                                    23,989      22,385      17,372
                                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 31,815    $ 23,989    $ 22,385
                                                                                ========    ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period
for:
   Interest                                                                     $    197    $    232    $    903
   Income taxes                                                                      848         683         240
Additions under capital lease obligations                                          1,029       2,099       1,806
Tax benefit of stock option transactions                                           2,453        --          --



See notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                    Convertible
                                                     Preferred                 Common                        Notes
                                                       Stock                    Stock           Capital In  Receivable  Unrealized
                                              ----------------------    --------------------    Excess of    From        Gain on
In thousands                                    Shares     Par Value     Shares     Par Value   Par Value   Officers    Investments
--------------------------------------------  ---------    ---------    ---------   ---------   ---------   ---------    ---------
Balance at June 30, 1994                            123    $       1       16,881   $     169   $  59,222   $    --      $    --

Common stock issued for:
  stock options                                                             1,291          12       5,735
  employee stock purchase plan                                                 61           1         237
Conversion of series A preferred stock into
  common stock                                     (123)          (1)         123           1
Conversion of convertible subordinated
  debentures into common stock at
  $5.70 per share                                                           1,388          14       7,645
Note receivable from officer                                                                                     (107)
Compensation expenses                                                                                 177
Unrealized gain on investments                                                                                              16,267
Net income
                                              ---------    ---------    ---------   ---------   ---------   ---------    ---------

Balance at June 30, 1995                           --           --         19,744         197      73,016        (107)      16,267

Common stock issued for:
  stock options                                                               821           8       4,477
  employee stock purchase plan                                                 55           1         276
Repayment of loan from officer                                                                                     27
Change in unrealized gain on investments                                                                                   (12,846)
Net income
                                              ---------    ---------    ---------   ---------   ---------   ---------    ---------

Balance at June 30, 1996                           --           --         20,620         206      77,769         (80)       3,421

Common stock issued for:
  stock options                                                             1,315          13       7,619
  employee stock purchase plan                                                 55           1         549
  conversion of warrants                                                       13
Repayment of loan from officer                                                                                     27
Tax benefit of stock option transactions                                                            2,453
Change in unrealized gain on investments                                                                                    (3,420)
Net income
                                              ---------    ---------    ---------   ---------   ---------   ---------    ---------

Balance at June 30, 1997                           --      $    --         22,003   $     220   $  88,390   $     (53)   $       1
                                              =========    =========    =========   =========   =========   =========    =========





                                              Retained
                                              Earnings
In thousands                                  (Deficit)      Total
--------------------------------------------  ---------    ---------
Balance at June 30, 1994                      $ (33,065)   $  26,327

Common stock issued for:
  stock options                                                5,747
  employee stock purchase plan                                   238
Conversion of series A preferred stock into
  common stock
Conversion of convertible subordinated
  debentures into common stock at
  $5.70 per share                                              7,659
Note receivable from officer                                    (107)
Compensation expenses                                            177
Unrealized gain on investments                                16,267
Net income                                        9,388        9,388
                                              ---------    ---------

Balance at June 30, 1995                        (23,677)      65,696

Common stock issued for:
  stock options                                                4,485
  employee stock purchase plan                                   277
Repayment of loan from officer                                    27
Change in unrealized gain on investments                     (12,846)
Net income                                       25,750       25,750
                                              ---------    ---------

Balance at June 30, 1996                          2,073       83,389

Common stock issued for:
  stock options                                                7,632
  employee stock purchase plan                                   550
  conversion of warrants                                           0
Repayment of loan from officer                                    27
Tax benefit of stock option transactions                       2,453
Change in unrealized gain on investments                      (3,420)
Net income                                       36,216       36,216
                                              ---------    ---------

Balance at June 30, 1997                      $  38,289    $ 126,847
                                              =========    =========



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

Export sales, principally to Asia, are sales made to foreign customers and to the overseas manufacturing facilities of domestic customers. Export sales, which are generally denominated in U.S. dollars, were 83%, 67% and 47% of net sales for fiscal 1997, 1996 and 1995, respectively. Foreign currency transaction gains and losses are included in results of operations and were not significant in the periods presented. During fiscal 1997, one customer accounted for 53% of the Company's net sales. Three customers accounted for 37%, 16% and 10%, respectively, of the Company's net sales in fiscal 1996. Three customers accounted for 23%, 13% and 10%, respectively, of the Company's net sales in fiscal 1995.

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

RECLASSIFICATION Certain prior year disclosures related to the Consolidated Statements of Cash Flow were reclassified in order to conform with current year's presentation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers all highly liquid debt instruments with original maturities of three or fewer months at the time of purchase to be cash equivalents. Cash equivalents and short-term investments consist primarily of commercial paper and government obligations. The Company's financial instruments are with high quality institutions. The diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. The Company classified all its short-term investments as available-for-sale. Such investments are adjusted to fair market value as of the balance sheet date and any unrealized gains or losses are recorded as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's credit evaluation process, relatively short collection period, distributor agreements, and the geographical dispersion of sales. Additionally, the Company believes that adequate reserves have been provided for uncollectable accounts. During fiscal 1997, the Company recovered $51,000 of receivable which was previously written off. The Company wrote off $129,000 and $537,000 of accounts receivable during fiscal 1996 and 1995, respectively.

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

REVENUE RECOGNITION Revenue from product sales to customers other than domestic distributors is recognized upon shipment and reserves are provided for estimated returns. Sales to distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by the distributor. The Company defers recognition of revenue and related gross margin on sales to domestic distributors until the product is sold by these distributors. The Company records revenue from its development contracts under the completed contract method.

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation to employees and outside directors using the intrinsic value method, in accordance with APB Option No. 25, "Accounting for Stock issued to Employees" and related interpretations. In fiscal 1997, the Company adopted the disclosure requirements of SFAS No.123, "Accounting for Stock-Based Compensation", which requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value-based method in measuring compensation expense for its stock-based compensation awards granted subsequent to June 30, 1995.

NET INCOME PER SHARE Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock method). Common equivalent shares include stock options and warrants. Dual presentation of primary and fully diluted income per share is not shown on the face of the statements of operations as the differences are insignificant.

RECENT ACCOUNTING PRONOUNCEMENTS In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's fiscal year ending June 30, 1998. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement, the basic earnings per share would have been $1.68, $1.27 and $0.54 in fiscal 1997, 1996 and 1995, respectively, and diluted earnings per share would have been $1.58, $1.18 and $0.47 in fiscal 1997, 1996 and 1995, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SAFS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.


NOTE 2 BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS The Company classified all investments in fiscal 1997 and 1996 as available-for-sale. The investments at June 30, 1997 and June 30, 1996 are presented in the table below. The Company's U.S. Government obligations investments included $8.0 million and $3.9 million of securities with maturities beyond 12 months at June 30, 1997 and June 30, 1996, respectively. In February 1996, the Company held 553,333 shares of Advance Micro Devices, Inc. ("AMD") common stock which was converted from the Company's Nexgen stock holding. The Company sold 299,000 shares of such stock and realized a gain of $6.2 million in fiscal 1996. The Company sold the remainder of the AMD stock in fiscal 1997 and realized gains of $3.5 million and $4.1 million in the third and fourth quarter of fiscal 1997, respectively.

                                      June 30, 1997                June 30, 1996
                               -----------------------------------------------------------
                                        Unrealized                    Unrealized
                               Amortized  Holding     Fair   Amortized  Holding     Fair
(In thousands)                    Cost  Gain/(Loss)  Value     Cost   Gain/(Loss)   Value
-----------------------------   ------- ----------- -------   ------- ----------   -------
AMD Common Stock                $  --     $  --     $  --     $  --     $ 3,465    $ 3,465
Corporate and U.S. Government
Obligations                      56,724         1    56,725    31,935       (44)    31,891
                                -------   -------   -------   -------   -------    -------

Total                           $56,724   $     1   $56,725   $31,935   $ 3,421    $35,356
                                =======   =======   =======   =======   =======    =======


INVENTORY

                                                  June 30,
(In thousands)                                 1997     1996
-----------------                            -------   -------
Work-in-process                              $ 4,196   $ 7,693
Finished goods                                   481     2,504
                                             -------   -------

Total                                        $ 4,677   $10,197
                                             =======   =======


PROPERTY AND EQUIPMENT

                                                          June 30,
(In thousands)                                        1997         1996
-------------------------------------------------   --------    ---------
Furniture, office equipment and computer software   $ 34,963    $ 29,232
Building and improvements                              5,448       5,147
Land                                                   2,609       2,609
                                                    --------    --------
                                                      43,020      36,988
Accumulated depreciation and amortization            (28,991)    (25,765)
                                                    --------    --------

Property and equipment, net                         $ 14,029    $ 11,223
                                                    ========    ========

At June 30, 1997 and June 30, 1996 assets under capitalized leases (Note 3) had aggregated values of $4.9 million and $3.9 million, respectively, less accumulated amortization of $2.9 million and $1.6 million, respectively. Amortization of equipment under capitalized leases is included as part of depreciation and amortization expense.


NOTE 3 COMMITMENTS

LEASES The Company leases property and equipment under capital leases and non-cancelable operating leases. The Company owes minimum future payments of $2.0 million through 2000 under capital leases and $0.7 million through 2002 under operating leases. The present aggregate value of the capital lease obligations is $1.9 million of which $1.0 million is due within 12 months. Rent expense for operating leases totaled $0.4 million, $0.2 million and $0.3 million for the fiscal years 1997, 1996 and 1995, respectively.

LINE OF CREDIT The Company had agreements with three banking institutions for a combined total of $21.0 million in unsecured lines of credit. Two of these agreements expired in August 1997. There were no borrowings against these lines of credit at June 30, 1997. The Company has a line of credit with a bank for $7.0 million which will expire in October 1998. The Company's ability to borrow under this line of credit is subject to compliance with convenants related to financial performance and condition.

LONG-TERM CAPACITY AGREEMENTS During the second quarter of fiscal 1996, the Company entered into wafer capacity agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing PTE LTD to secure additional guaranteed wafer supplies through the year 2000. These agreements, as subsequently amended, required total deposits of $31.8 million to be paid by the Company. To date, the Company has made deposits totaling $25.8 million under these two agreements. The Company will pay the remaining balance of $6.0 million during calendar year 1998. A portion of the deposits will be recovered over the term of the contracts as rebates or credits against wafer purchases, and the remainder is expected to be recovered at the expiration of the agreements. During fiscal 1997, the Company made $11.9 million of deposits under these agreements which were recorded as part of other assets at June 30, 1997.

NOTE 4 STOCKHOLDERS' EQUITY

WARRANTS In conjunction with the issuance of 8.5% Convertible Promissory Notes in July 1992, which were converted into common stock in June, 1995, the Company issued to the placement agent warrants for the purchase of 25,000 shares of common stock at $7.28 per share and issued to a bank warrants for the purchase of 16,216 shares of common stock at $4.64 per share. The warrant issued to the bank was exercised and 12,545 shares of common stock were issued in December 1996. The placement agent exercised its warrants to purchase 25,000 shares of common stock at $7.28 per share in July 1997.

STOCK OPTION PLANS In November 1994, the Company amended and restated its 1985 Stock Option Plan (the "85/94 Plan") which provides for the grant of incentive stock options and non-qualified stock options to employees (including officers), directors and consultants of the Company. Stock options are granted at an exercise price not less than fair market value at the date of grant. In each of November 1995 and November 1996, the plan was amended to increase the share reserve by 1,000,000 shares. Since inception, the cumulative number of shares of common stock that have been reserved for issuance pursuant to the 85/94 Plan is 19,200,000. Options generally vest over four years. Option terms may not exceed ten years from the date of grant and unexercised options granted under the amended plan expire thirty days following termination of employment.

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

The 85/94 Plan and the Directors Plan activities for the three years ended June 30, 1997 are summarized below:

                            Option                                      Weighted-
                           available       Options        Price         Average
                           for grant     Outstanding     per share      Exercise Price
                           ----------    -----------   --------------   --------------
Balance at June 30, 1994    2,079,006     4,970,422    $3.13 - $21.75     $ 4.81
Options granted              (868,350)      868,350    $3.88 - $13.06     $ 9.38
Options canceled              606,897      (606,897)   $3.50 - $21.75     $ 5.26
Options exercised                        (1,291,803)   $4.00 - $14.50     $ 8.46
                           ----------    ----------    --------------     ------
Balance at June 30, 1995    1,817,553     3,940,072    $3.13 - $13.13     $ 5.87

 Share reserve increased    1,200,000
Options granted            (1,849,450)    1,849,450    $8.63 - $14.50     $10.89
Options canceled              320,576      (320,576)   $4.00 - $14.50     $ 8.97
Options exercised                          (820,300)   $8.57 - $15.75     $12.69
                           ----------    ----------    --------------     ------
Balance at June 30, 1996    1,488,679     4,648,646    $3.13 - $14.38     $ 7.75

Share reserve increased     1,000,000
Options granted            (1,102,900)    1,102,900    $8.13 - $23.63     $11.50
Options canceled              477,352      (477,352)   $3.88 - $23.63     $12.38
Options exercised                        (1,314,773)   $9.75 - $26.00     $19.68
                           ----------    ----------    --------------     ------
Balance at June 30, 1997    1,863,131     3,959,421    $3.13 - $15.13     $ 8.85
                           ==========    ==========    ==============     ======


The following table summarizes the significant range of outstanding and vested exercisable options at June 30, 1997:

                              Options Outstanding              Vested Options Exercisable
                  ------------------------------------         --------------------------
                    Number    Weighted-Average Weighted-      Number Vested   Weighted
Range of          Outstanding  Remaining       Average         Exercisable    Average
Exercise Prices   at 6/30/97  Contractual Life Exercise Price  at 6/30/97  Exercise Price
----------------- ----------- --------------   --------------  ----------- ---------------
$ 3.13 - $ 5.00     918,737     6.05 years       $ 4.37          701,677      $ 4.40
$ 5.13 - $ 8.63     541,111     6.07             $ 6.81          346,335      $ 6.29
$ 8.95 - $10.00   1,060,191     8.67             $ 9.16          260,209      $ 9.16
$10.13 - $12.75     897,160     9.15             $11.32          169,929      $12.04
$13.06 - $15.13     542,222     8.13             $13.80          214,095      $13.83
---------------   ---------     ----             ------        ---------      ------

$ 3.13 - $15.13   3,959,421     7.75             $ 8.85        1,692,245      $ 7.50
===============   =========     ====             ======        =========      ======


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

EMPLOYEE STOCK PURCHASE PLAN The Company has reserved 1,500,000 shares of common stock for issuance pursuant to an Employee Stock Purchase Plan adopted in 1986 and amended in 1996 (the "Purchase Plan"). The 1996 amendment permits the granting of options under the Purchase Plan. The Purchase Plan allows qualified employees to purchase shares of Common Stock at a price equal to the lower of the fair market value at the beginning or ending of each 6 month purchase period for each two year offering period. Purchases are limited to 10% of an employee's annual compensation and may not exceed 500 shares per purchase period. Through June 30, 1997, 1,197,401 shares had been issued under the Purchase Plan, of which 600 shares were issued upon the exercise of stock options which were granted under this plan.

STOCK-BASED COMPENSATION The Company has elected to follow APB No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for its employees and outside directors stock plans. Accordingly, no compensation expense has been recognized for its stock plans. Under SFAS 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma information regarding net income and net income per share as if the Company had accounted for its stock-based awards to employees under the fair value method as required in SFAS 123 for stock options granted after June 30, 1995. All options in fiscal 1997 and fiscal 1996 were granted at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant. The weighted average fair value at date of grant for options granted during 1997 and 1996 were $8.33 and $8.11 per option share, respectively. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                           STOCK OPTION PLANS               STOCK PURCHASE PLAN
                                      -----------------------------     ----------------------------
                                                June 30,                            June 30,
                                         1997             1996               1997          1996
                                      ------------    -------------     --------------   -----------
Expected Volatility                       69%              74%                74%           67%
Risk-free interest rate                  6.4%             5.8%               5.3%          5.7%
Expected life                            4.9 years        5.1 years          0.5 years     0.5 years
Expected dividends                         0%               0%                 0%            0%


For Pro forma purposes, the estimated fair value of the Company's stock-based awards are amortized over the vesting period for stock options and over the six month purchase period for the stock purchase plan, respectively. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and net income per share would have been as follows:


                                             June 30,
                                         1997       1996
                                        -------    -------
Net income (in thousands):
              As reported               $36,216    $25,750
              Pro forma                 $29,629    $21,467

Net income per share:
              As reported                 $1.58      $1.18
              Pro forma                   $1.29      $0.99

As additional stock options and stock purchase plans are expected to be granted or made each year and these only included the effect of options granted and stock purchased subsequent to June 30, 1995, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.


NOTE 5  INCOME TAXES

The components of the income tax provision are as follows:

                                Year ended June 30,
(In thousands)                1997     1996     1995
---------------------------  ------   ------   -------
Current:
Federal                      $2,780   $2,000   $  521
State                         1,209      830      395
Foreign                          35       31       41
                             ------   ------   ------
Subtotal                      4,024    2,861      957

Deferred:
Federal                        --       --       --
State                          --       --       --
Foreign                        --       --       --
                             ------   ------   ------

Provision for income taxes   $4,024   $2,861   $  957
                             ======   ======   ======


The following is a reconciliation of the income tax provisions for fiscal 1997, 1996 and 1995:

                                                          Year ended June 30,
(In thousands)                                        1997        1996        1995
-------------------------------------------------   --------    --------    --------
Statutory federal income tax                        $ 14,084    $ 10,014    $  3,517
State income taxes, net of federal tax benefits          759         540         271
Utilization of net operating losses carryforward,    (11,647)     (8,058)     (2,858)
    net of alternative minimum tax effect
Other                                                    828         365          27
                                                    --------    --------    --------

Provision for income taxes                          $  4,024    $  2,861    $    957
                                                    ========    ========    ========


The significant components of deferred tax assets and liabilities are as follows:

                                                                      June 30,
(In thousands)                                              1997        1996       1995
-------------------------------------------------------   --------    --------    --------
Net operating loss carryforwards                          $     --    $ 11,552    $ 22,565
Non-deductible reserves and allowances                       6,498       5,699       3,512
Capitalized research and development expenses and other      2,042       2,014       2,536
                                                          --------    --------    --------
Gross deferred tax asset                                     8,540      19,265      28,613
Valuation allowance                                         (4,462)    (16,109)    (26,146)
                                                          --------    --------    --------
Net deferred tax asset                                       4,078       3,156       2,467
                                                          --------    --------    --------
Depreciation                                                (3,130)     (2,769)     (2,192)
Other                                                         (948)       (387)       (275)
                                                          --------    --------    --------
Gross deferred tax liability                                (4,078)     (3,156)     (2,467)
                                                          --------    --------    --------

                                                          $  --       $  --       $   --
                                                          ========    ========    ========

During fiscal years 1997 and 1996, the valuation allowance decreased by $11.6 million and $10.0 million, respectively. The decrease in both years is primarily attributable to the decrease in gross deferred tax assets from the utilization of net operating loss carryforwards. The Company has established valuation allowances as the realizability of net deferred tax assets is uncertain.


NOTE 6  SUBSEQUENT EVENT

On July 27, 1997, the Company, Intel Enterprise Corporation and Intel Corporation ("Intel") entered into a definitive agreement whereby Intel will acquire the Company through a cash tender offer at a price of $17.50 per share in cash. The Agreement further provides for a merger of the Company with a subsidiary of Intel in which all remaining outstanding shares of the Company will be converted into the right to receive $17.50 per share in cash. Upon the completion of the tender offer and the consummation of the subsequent merger, the Company would become a wholly owned subsidiary of Intel and part of Intel's Graphics Components Division. The transaction is subject to regulatory approval and other conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning the current directors is set forth below.

Director                           Position with the Company          Age                         Term
--------                           -------------------------          ---                         ----
Gene P. Carter                     Director                           63      Director since 1988; term ends 1998
Henri A. Jarrat                    Director                           59      Director since 1994; term ends 1999
James F. Stafford                  President, Chief Executive         53      Director since 1993; term ends 1999
                                   Officer, and Director
Bernard V. Vonderschmitt           Director                           74      Director since 1992; term ends 1997



Mr. Carter has served as a director of the Company since March 1988. From August 1977 to September 1984, Mr. Carter served as Vice President of Sales for Apple Computer, Inc. He has been self-employed as a private investor since 1984. Mr. Carter also serves as a director of Adobe Systems, Inc. and of Portable Energy Products.

Mr. Jarrat was appointed to the Board of Directors in August 1994. He is currently President of Jarrat Global Enterprises, Inc. From 1983 to 1987, he served as President and Chief Operating Officer of VLSI Technology, Inc., and for seven years prior to 1983, he served at Motorola, inc. as a Corporate Vice President and General Manager.

Mr. Stafford was appointed to the Board of Directors in August 1993 and was named President and Chief Executive Officer in July 1993. Mr. Stafford served as Acting Chief Financial Officer from April 1993 until December 31, 1993. He previously served as Senior Vice President and Chief Operating Officer from January 1992 to July 1993, as Senior Vice President, Product Line Operations from July 1989 to February 1990, as Vice President, Operations from December 1985 to July 1989, and as Director of Operations from January 1985 to December 1985.

Mr. Vonderschmitt has served as a director of the company since August 1992. He is a co-founder of Xilinx, he spent two and one-half years at Zilog, Inc., then a subsidiary of Exxon, as Vice President and General Manager of the Microprocessor Division. Prior to joining Zilog, he was with RCA for more than twenty years in mostly technical management positions. During his last seven years at RCA, Mr. Vonderschmitt served as Vice president and General Manager of the Solid State Division. Mr. Vonderschmitt also serves as a director on the boards of Xilinx, Inc., IMP, Inc., Sanmina, Inc., and Credence Systems Corporation.

Information regarding executive officers of the Company is presented at the end of Part I of this report.

Section 16(a) of the Securities Exchange Act 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more that ten percent of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange

Commission (the "SEC"). Such officers, directors and ten percent stockholders are also required by SEC rules to finish the Company with copies of all Section 16 (a) reports they file.

Based solely on its review of the copies of such forms received by it to date, or written representations from certain reporting persons that Form 5 have been filed for such persons as required, the Company believes that, during the year ended June 30, 1997, all reporting persons complied with Section 16 (a) filing requirements applicable to them.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS The following table sets forth information concerning the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company as of June 30, 1997, during the fiscal years ended June 30, 1997, 1996 and 1995:

     Name and Principal Position           Fiscal Year           Salary              Bonus              Awards Options/Shares
     ---------------------------           -----------           ------              -----              ---------------------
James F. Stafford                              1997             $288,761            $175,000                      -
President, Chief Executive                     1996             $277,510            $200,000                   100,000
Officer                                        1995             $236,259            $118,797                   125,000

Keith A. Angelo                                1997             $172,364            $89,010                       -
Vice President, Marketing                      1996             $164,821            $100,149                    50,000
                                               1995             $155,297            $74,750                     25,000

Richard E. Christopher                         1997             $175,994            $89,010                       -
Vice President, Sales                          1996             $171,981            $104,121                    50,000
                                               1995             $164,306            $78,232                     25,000

Morris E. Jones, Jr.                           1997             $193,719            $115,000                      -
Senior Vice President                          1996             $187,432            $112,578                    50,000
Advanced Products and Chief                    1995             $180,566            $84,448                     25,000
Technical Officer

Lawrence A. Roffelsen                          1997             $172,956            $89,010                       -
Vice President, Engineering                    1996             $165,906            $100,797                    50,000
                                               1995             $155,297            $74,750                     25,000




STOCK OPTIONS GRANTED IN FISCAL 1997 The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended June 30, 1997, to the persons named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                  Potential Realizable Value at
                                                                                                      Assumed Annual Rates of
                                                                                                   Stock Price Appreciation for
                                               Individual Grants in Fiscal 1997                           Option Term(1)
                                              ---------------------------------------------------------------------------------
                                                 % of Total
                                                   Options             Exercise
                                                   Granted to           or Base
                                    Options        Employees             Price      Expira-
            Name                    Granted        in Fiscal             ($/Sh)     tion Date         5% ($)            10% ($)
           ------                   -------                             --------    ---------         ------            -------
                                                     Year
                                                    -----

James F. Stafford                      - 0 -         ---                    ---        ---              ---                ---
Keith A. Angelo                        - 0 -         ---                    ---        ---              ---                ---
Richard E. Christopher                 - 0 -         ---                    ---        ---              ---                ---
Morris E. Jones, Jr.                   - 0 -         ---                    ---        ---              ---                ---
Lawrence A. Roffelsen                  - 0 -         ---                    ---        ---              ---                ---


(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, overall market conditions and the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.


OPTION EXERCISES AND FISCAL 1997 YEAR-END VALUES The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended June 30, 1997, and unexercised options held as of June 30, 1997, by the persons named in the Summary Compensation Table:

                           AGGREGATED OPTION EXERCISES
                           AND FISCAL YEAR-END VALUES

                                                                                                     Value of Unexercised
                                                             Number of Unexercised                   In-the-Money Options
                                                               Options at 6/30/97                      at 6/30/97(1)(2)
                                                               ------------------                      ----------------
                Shares
              Acquired on
Name           Exercise         Value Realized       Exercisable(1)       Unexercisable      Exercisable         Unexercisable
------------  -----------     ----------------     ----------------     ---------------   ---------------       ---------------
James F.
Stafford        278,500         $4,049,545.00           58,997              162,504          $159,416.96         $297,639.14
Keith A.
Angelo           80,000         $1,304,750.00           56,164               58,336          $142,264.14         $115,048.36
Richard E.
Christopher      71,000         $1,056,170.28           19,102               54,898           $45,461.69          $95,279.86
Morris E.
Jones, Jr.      40,0000           $637,500.00          215,102               54,899        $1,027,470.14          $95,283.46
Lawrence A.
Roffelsen       100,000         $1,768,523.13           71,664               58,336          $268,300.64         $115,048.36



(1) Generally, for executive officers and newly hired employees of the Company, stock options granted are immediately exercisable at the date of grant, but vest over a four year period commencing six months after the date of grant. At the end of six months, 6/48ths of the option shares vest; thereafter they vest at the rate of 1/48th per month for each full month of the optionee's continuous employment with the Company. For non-executive officer employees who receive discretionary option grants during their employment, stock options are immediately exercisable at the date of grant and vest over a four year period commencing one month after the date of grant at the rate of 1/48th per month for each full month of the optionee's continuous employment with the Company. Unvested options are listed in the above table under the heading "Unexercisable."

(2) Based on a value of $10.375 per share which was the closing price of the Company's Common Stock on June 30, 1997. The value shown is for all outstanding options which have an exercise price below the closing price on June 30, 1997 of the Company's Common Stock regardless of vesting restrictions.


EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS Options granted under the Company's Amended and Restated 1994 Stock Option Plan and the Company's 1988 Nonqualified Stock Option Plan for Outside Directors (the "Outside Directors Plan") contain provisions pursuant to which, under certain circumstances, all outstanding options granted under such plans shall become fully vested and immediately exercisable upon a "transfer of control" as defined in such plans.

COMPENSATION OF DIRECTORS The Company's outside directors each receive $1,500 for each Board of Directors meeting which the director attends. In addition, each receives $1,000 for each committee meeting of the Board of Directors he attends that is held separately from a Board meeting and $500 for each committee meeting he attends that is held consecutively with a Board meeting (excluding Compensation Committee meetings held solely for the purpose of approving routine stock option grants). For other compensation arrangements with certain directors, see "Certain Transactions and Other Relationships". The Company's Outside Directors Plan currently provides that upon his or her initial election to the Board of Directors, each non-employee director (an "Outside Director") will receive a one-time grant of an option to purchase 20,000 shares of the Company's Common Stock and an additional grant of an option to purchase 10,000 shares of the Company's Common Stock on each anniversary of his or her tenure as an Outside Director. In addition, an Outside Director who serves as the Chairman of the Board receives a stock option to purchase 5,000 shares of the Company's Common Stock upon appointment and on each anniversary of his tenure as Chairman, and each director receives a stock option to purchase 2,500 shares of the Company's Common Stock each year for each committee of the Board of Directors on which a director serves.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION The Compensation Committee during fiscal 1997 was composed of two independent, non-employee directors of the Company, Gene P. Carter and Bernard V. Vonderschmitt.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of June 30, 1997 of the Company's Common Stock as to (i) each director, (ii) each of the executive officers listed in the Summary Compensation Table above, (iii) all executive officers and directors as a group and (iv) each person known by the Company to be the beneficial owner of five percent or more of the outstanding shares of Common Stock.

                                                   SHARES OWNED (1)
                                             -------------------------
                                             NUMBER         PERCENTAGE
NAME BENEFICIAL OWNERS                       OF SHARES        OF CLASS
----------------------                     -------------    ----------
Gene P. Carter                               100,179 (2)      *
Henri A. Jarrat                               85,000 (3)      *
James F. Stafford                            221,501 (4)      *
Bernard V. Vonderschmitt                      84,300 (5)      *
Keith A. Angelo                              119,003 (6)      *
Richard E. Christopher                        74,000 (7)      *
Morris E. Jones, Jr.                         490,637 (8)      2.20
Lawrence A. Roffelsen                        130,000 (9)      *
All directors and executive officers
 as a group  (12 persons)                 1,544,807 (10)      6.6401


-------------

*        Represents less than 1%

(1) Unless otherwise indicated below, the persons and entities named in the above table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 60,000 shares subject to immediately exercisable options. Includes 35,213 unvested shares. Includes 40,179 shares held by the Carter Family Trust, of which Mr. Carter is a Trustee.

(3) Includes 65,000 shares subject to immediately exercisable options. Includes 24,442 unvested shares.

(4) Includes 221,500 shares subject to immediately exercisable options. Includes 162,504 unvested shares.

(5) Includes 80,000 shares subject to immediately exercisable options. Includes 25,839 unvested shares.

(6) Includes 118,000 shares subject to immediately exercisable options. Includes 58,336 unvested shares.

(7) All shares are subject to an immediately exercisable option. Includes 54,899 unvested shares.

(8) Includes 270,000 shares subject to immediately exercisable options. Includes 54,899 unvested shares

(9) All shares are subject to an immediately exercisable option. Includes 58,336 unvested shares.

(10) Includes 1,261,586 shares subject to immediately exercisable options. Includes 615,202 unvested shares.

As of June 30, 1997, the per share market value of the Company's Common Stock was $10.375, based on the closing price on that date on the Nasdaq National Market.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1994, the Company loaned $100,000 at an interest rate of 7% per annum to Keith A. Angelo, an executive officer of the Company. The outstanding balance of the loan is forgiven at a rate of 25% per year as Mr. Angelo continues his employment with the company. If he voluntarily leaves his employment with the company or if Mr. Angelo's employment is terminated for cause before August 1, 1998, the outstanding balance must be repaid in full at that time.

In August 1994, the Company entered into an independent contractor agreement with Jarrat Global Enterprises, Inc. ("JGE"), a corporation whose principal shareholder is Henri A. Jarrat, a director of the Company. Pursuant to the agreement, Henri Jarrat received options to purchase 125,000 shares of Company stock and JGE receives $8,000 per month as compensation for providing the Company with requested business advice, including management consulting in specific areas, until November 1996.


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

b) Reports on Form 8K

         None

c) Exhibits

         The exhibits listed in the Index to Exhibits on pages 35 and 36 of this report are filed as part of this Annual Report on Form 10K.

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

            Signature                              Title                                     Date
------------------------------------     ------------------------------------------    ------------------
/s/   JAMES F. STAFFORD                  President and Chief Executive Officer         September 24, 1997
------------------------------------     and Director
James F. Stafford



/s/    TIMOTHY R. CHRISTOFFERSEN         Vice President and Chief Financial Officer    September 24, 1997
------------------------------------     (Principal Financial & Accounting Officer)
Timothy R. Christoffersen



/s/   GENE P. CARTER                     Director                                      September 24, 1997
------------------------------------
Gene P. Carter



/s/   BERNARD V. VONDERSCHMITT           Director                                      September 24, 1997
------------------------------------
Bernard V. Vonderschmitt



/s/   HENRI A. JARRAT                    Director                                      September 24, 1997
------------------------------------
Henri A. Jarrat


                                INDEX TO EXHIBITS


  Exhibit
  Number                             Description
  ------                             -----------
2.1   (8)   Agreement and Plan of Merger, dated as of July 27, 1997, among Intel Corporation, Intel
            Enterprise Corporation and the Company.
3.1   (1)   Amended Certificate of Incorporation of Chips and Technologies, Inc.
3.2   (2)   Restated By-laws of Chips and Technologies, Inc.
4.1   (3)   Stockholders' Rights Agreement dated August 23, 1989.
10.1  (6) * First Amended 1988 Nonqualified Stock Option Plan for Outside Directors dated October 1,
            1993 (as amended through November 9, 1995) .
10.2  (1) * Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.3  (4) * Promissory note to the Company from Keith Angelo dated August 1, 1994.
10.4  (4) * Independent Contractor Services Agreement between the Company and Henri Jarrat dated
            August 11, 1994.
10.5  (6) * Amended and Restated 1994 Stock Option Plan dated November 10, 1994 (as amended through November 9, 1995).
10.6  (5) * Executive Bonus Plan dated September 21, 1995.
10.7  (6)   Option Agreement between the Company and Taiwan Semiconductor Manufacturing
            Company dated November 6, 1995. (**)
10.8  (6)   Deposit Agreement between the Company and Chartered Semiconductor Manufacturing PTE
            LTD dated November 16, 1995. (**)
10.9  (7)   Amendment to Deposit Agreement between the Company and Chartered Semiconductor
            Manufacturing PTE LTD dated October 17, 1996. (**)
23.1        Consent of Independent Accountants                                                                37
27.0        Financial Data Schedule for the year ended June 30, 1997.                                         38



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

(8)      Incorporated by reference to the Company's Schedule 14D-9, exhibit (c )
         (1).

* Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and Technologies, Inc.

**       Confidential treatment has been granted for a portion of this document.