Form 10-Q
period 1997-09-30
CHIPS & TECHNOLOGIES INC
filed 1997-11-05
CIK 767965

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
| X | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended       September 30, 1997
                                 ------------------
                                       OR

|  |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ______________________


                         Commission file number 0-15012
                                                -------

                          CHIPS AND TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                              77-0047943
                      --------                              ----------
(State or other jurisdiction of incorporation            (I.R.S. Employer
                   or organization)                     Identification No.)


                  2950 Zanker Road, San Jose, California 95134
                  --------------------------------------------
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (408)434-0600
                                                     ------------

-------------------------------------------------------------------------------
              Former name, former address and former fiscal year.
                         If changed since last report.

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

        At September 30, 1997, the registrant had 22,138,865 shares of common stock outstanding.

===============================================================================

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                                     PAGE

Item 1.        Unaudited Condensed Consolidated Financial Statements                        3

               Notes to Unaudited Condensed Consolidated Financial                          6
                 Statements

Item 2.        Management's Discussion and Analysis of Financial Condition                  8
                 and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk      Not applicable


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                           14

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


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,   JUNE 30,
In thousands, except share amounts                                      1997          1997
-----------------------------------------------------------------   -------------   ---------
ASSETS
Current assets:
      Cash and cash equivalents                                       $36,983       $31,815
      Short-term investments                                           57,996        56,725
      Accounts receivable, net of allowance for
          doubtful accounts of $1,555 and $1,555, respectively         13,797        14,714
      Inventory                                                         3,343         4,677
      Prepaid and other assets                                          8,787         8,505
                                                                    ---------     ---------
Total current assets                                                  120,906       116,436
Property and equipment, net                                            15,245        14,029
Other assets                                                           18,138        18,569
                                                                    ---------     ---------
                      TOTAL ASSETS                                   $154,289      $149,034
                                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                $12,089       $10,326
      Current capital lease obligations                                 1,044         1,016
      Accrued compensation                                              2,485         4,105
      Other accrued liabilities                                         7,465         5,889
                                                                    ---------     ---------
Total current liabilities                                              23,083        21,336
Long-term capital lease obligations                                       537           851
                                                                    ---------     ---------
Total liabilities                                                      23,620        22,187
                                                                    ---------     ---------

Stockholders' equity:
      Convertible preferred stock, $.01 par value; 5,000,000
         shares authorized; none issued and outstanding                    --            --
      Common stock, $.01 par value; 100,000,000 shares
         authorized; 22,139,000 and 22,003,000 shares issued
         and outstanding                                                  221           220
      Capital in excess of par value                                   89,367        88,390
      Notes receivable from officer                                       (25)          (53)
      Unrealized gain/ (loss) on investments                             (138)            1
      Retained earnings                                                41,244        38,289
                                                                    ---------     ---------
Total stockholders' equity                                            130,669       126,847
                                                                    ---------     ---------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $154,289      $149,034
                                                                    =========     =========

       See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
In thousands, except per share amounts             1997             1996
-----------------------------------------        -------          --------
Net sales                                        $35,954          $44,486

Cost of sales                                     18,243           23,203
                                                 -------          -------

Gross profit                                      17,711           21,283
                                                 -------          -------

Operating expenses
    Research and development                       7,298            4,534
    Selling, general and administrative            7,203            6,871
                                                 -------          -------

Total operating expenses                          14,501           11,405
                                                 -------          -------

Income from operations                             3,210            9,878
Interest income and other, net                     1,336              623
                                                 -------          -------

Income before taxes                                4,546           10,501

Provision for income taxes                         1,591            1,050
                                                 -------          -------

Net Income                                        $2,955           $9,451
                                                 =======          =======


Net income per share                               $0.13            $0.42
                                                 =======          =======


Shares used in per share calculation              23,235           22,485
                                                 =======          =======


       See notes to Unaudited Condensed Consolidated Financial Statements

                          CHIPS AND TECHNOLOGIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
In thousands                                                               1997            1996
---------------------------------------------------------------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $2,955           $9,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization                                               1,067              705
Gain on sale of capital assets                                                (33)              --
Changes in operating assets and liabilities:
    Accounts receivable                                                       917           (3,224)
    Inventory                                                               1,334           (2,197)
    Accounts payable                                                        1,763            3,929
    Other assets and liabilities                                              101            1,507
                                                                         --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $8,104          $10,171
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (2,283)          (1,147)
  Deposit for foundry agreement                                                --           (5,880)
  Purchase of short-term investments                                       (1,410)          (1,353)
  Proceeds from sale of capital assets                                         33               --
                                                                         --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                      (3,660)          (8,380)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on capital lease obligations                             (286)            (339)
  Proceeds from issuance of stock                                             978              345
  Repayment of officer's loan                                                  32               31
                                                                         --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     724               37
                                                                         --------         --------
Net increase in cash and cash equivalents                                   5,168            1,828
Cash and cash equivalents at beginning of period                           31,815           23,989
                                                                         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $36,983          $25,817
                                                                         ========         ========

Supplemental disclosure cash flow information:
Cash paid during the period for:
   Interest                                                                   $37              $52
   Income taxes                                                                57              176
Additions under capital lease obligations                                      --               --




       See notes to Unaudited Condensed Consolidated Financial Statements

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997, included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year.


NOTE 2.  SHORT-TERM INVESTMENTS

The Company classified all investments on September 30, 1997 and June 30, 1997 as available-for-sale. The investments are adjusted to fair market value as of the balance sheet date and any unrealized gains or losses are recorded as a separate component of stockholders' equity. At September 30, 1997, the Company recorded unrealized loss of $138,000 and adjusted the fair market value of the investments to $58.0 million.


NOTE 3.  INVENTORY

Inventory consists of the following:

(In thousands)                      September 30, 1997       June 30, 1997
                                    -------------------   -----------------
Work-in-process                          $1,404                 $4,196
Finished goods                            1,939                    481
                                         ------                 ------
                                         $3,343                 $4,677
                                         ======                 ======


NOTE 4.  INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon estimated annual effective tax rates of 35% and 10% in fiscal 1998 and 1997, respectively. The rate in fiscal 1997 was substantially lower than the statutory income tax rate, reflecting the utilization of the Company's net operating loss carryforwards and the change in valuation allowance for the Company's deferred tax assets. The effective tax rate in fiscal 1998 reflects full statutory rates net of ongoing taxable deductions.

NOTE 5.  NET INCOME PER SHARE

Net income per share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants.


NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share data for prior periods to conform with SFAS 128. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this statement, the basic earnings per share would have been $0.13 and $0.46 for the three months ended September 30, 1997 and 1996, respectively, and diluted earnings per share would have been $0.13 and $0.42 for the three months ended September 30, 1997 and 1996, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SAFS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including in particular those discussed below or in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, which could cause actual results to differ materially from historical results or those anticipated. In this report, the words "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


MERGER AGREEMENT

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

The acquisition transaction is subject to regulatory approval and various other conditions. In particular, the tender offer cannot be completed until satisfaction of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the "HSR Act"). On August 26, 1997, the Federal Trade Commission ("FTC") issued a "second request" to Intel and the Company requiring the submission by the parties of additional information and documents in connection with the FTC's antitrust review of the transaction under the HSR Act. In light of that second request, Intel extended the tender offer from its original expiration date of August 28, 1997 until October 17, 1997 and subsequently to November 21, 1997. The Merger Agreement as amended on October 2, 1997 provides that the tender offer will be extended as necessary to permit satisfaction of the conditions to closing, but does not obligate the parties to extend the offer beyond November 30, 1997.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                                   Three Months Ended
                                                                      September 30,
                                                                   1997           1996
                                                                 ----------     -------
Net sales                                                          100.0%        100.0%
Cost of sales                                                       50.7          52.2
                                                                   -----         -----
Gross margin                                                        49.3          47.8
                                                                   -----         -----
Operating expenses
    Research and development                                        20.3          10.2
    Selling, marketing and administrative                           20.1          15.4
                                                                   -----         -----
Total operating expenses                                            40.4          25.6
                                                                   -----         -----
Income from operations                                               8.9          22.2
Interest income and other, net                                       3.7           1.4
                                                                   -----         -----
Income before taxes                                                 12.6          23.6
Provision for income taxes                                           4.4           2.4
                                                                   -----         -----
Net income                                                           8.2          21.2
                                                                   =====         ======

NET SALES

Net sales for the first quarter of fiscal 1998 were $36.0 million, a decrease of $8.5 million or 19.2% from $44.5 million reported for the first quarter of fiscal 1997. The decrease in net sales was mainly due to lower average selling prices in the Company's products as the result of competitive price pressures. The Company expects the price pressure to continue and expects its net sales for the next quarter to remain at about the same level as the quarter just ended.

Revenue from portable graphics accelerator products comprised 90% of the Company's net sales in the first quarter of fiscal 1998, compared to 93% of net sales in the same the quarter of fiscal 1997.


GROSS MARGIN

The gross margin percentage was 49.3% in the first quarter of fiscal 1998, compared to 47.8% for the first quarter of fiscal 1997. The improvement in gross margin was primarily due to declining wafer costs. The Company expects its gross margin percentage for the next quarter to decrease slightly as compared to the quarter just ended. The integration of memory onto certain graphics controller chip products is putting downward pressure on margins for these products. As the Company's embedded memory products, first entering production in late calendar 1997, come to comprise a greater proportion of the Company's sales, the Company expects its overall gross margin percentage to decline. Increased competition in the overall portable graphics controller market is also putting downward pressure on gross margins due to lower average selling prices.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the first quarter of fiscal 1998 were $7.3 million, an increase of $2.8 million or 61.0% from $4.5 million reported for the first quarter of fiscal 1997. Research and development expenses were approximately 20% of net sales in the first quarter of fiscal 1998, compared to 10% in the first quarter of fiscal 1997. The increase in research and development expenses was mainly due to increases in engineering staffing levels, depreciation expenses and higher non-recurring engineering charges. The Company expects to continue to increase its investment in hardware and software engineering, particularly in the areas of 3D graphics and flat panel monitor products. The Company is also investing in research and development relating to broadband media opportunities outside the personal computer. The broadband media and flat panel monitor projects may involve significant development expenses and technology acquisition costs during this fiscal year but are not expected to generate meaningful revenue during this year. The Company expects its research and development expenses to increase in both absolute dollars and as a percentage of net sales during the next quarter.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of fiscal 1998 were $7.2 million, an increase of $0.3 million or 4.8% from $6.9 million reported for the first quarter of fiscal 1997. Selling, general and administrative expenses were approximately 20% of net sales in the first quarter of fiscal 1998, compared to 15% in the first quarter of fiscal 1997. Selling, general and administrative expenses increased mainly due to legal expenses associated with the Company's proposed merger with Intel and related legal proceedings (see Part II, item I- Legal Proceedings). The increases were partially offset by the lower commissions paid to sales representatives as the result of lower sales. The Company expects that selling, general and administrative expenses in the next quarter will remain at about the same level as compared to the quarter just ended.


INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon estimated annual effective tax rates of 35% and 10% in fiscal 1998 and 1997, respectively. The rate in fiscal 1997 was substantially lower than the statutory income tax rate, reflecting the utilization of the Company's net operating loss carryforwards and the change in valuation allowance for the Company's deferred tax assets. The effective tax rate in fiscal 1998 reflects full statutory rates net of ongoing taxable deductions.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $95.0 million on September 30, 1997, an increase of $6.5 million as compared to $88.5 million on June 30, 1997. This increase was primarily attributable to cash generated from operating activities.

Accounts receivable on September 30, 1997 were $13.8 million, a decline of $0.9 million from the balance on June 30, 1997. This decrease was mainly due to lower sales in the first quarter of fiscal 1998. Inventory on September 30, 1997 was $3.3 million, a decline of $1.4 million as compared to $4.7 million on June 30, 1997. This decrease was mainly due to higher sales of older inventory during the first quarter of fiscal 1998.

The Company has foundry agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing PTE LTD. To date, the Company has made deposits totaling $25.8 million under these agreements. The Company will pay the remaining deposit balance of $6.0 million in calendar year 1998. A portion of the deposits will be recovered over the term of the contracts as rebates or credits against wafer purchases, and the Company expects to recover the remainder at the expiration of the agreements, not later than December 31, 2000.

The Company's capital requirements consist primarily of financing working capital items and funding operational activities. The Company has an agreement with a banking institution for a $7.0 million unsecured line of credit. This agreement will expire in October 1998. It contains certain covenants related to financial performance and condition, and the Company's ability to borrow is subject to compliance with such covenants. The Company was in compliance with all covenants as of September 30, 1997, and there was no borrowing against this line of credit. The Company expects that its existing cash, cash equivalents, short-term investments, line of credit and funds generated from operations will be sufficient to meet the Company's capital and operating requirements for at least the remainder of this fiscal year.


FACTORS AFFECTING FUTURE OPERATING RESULTS

As described under "Merger Agreement" above, there is currently pending a tender offer by Intel Corporation pursuant to a Merger Agreement with the Company, under which Intel would acquire all outstanding shares of stock of the Company for $17.50 per share in cash. The price of the Company's Common Stock increased substantially following announcement of the proposed acquisition. In the event that the proposed acquisition of the Company by Intel does not occur for any reason, there could be a material adverse effect on the Company, its results of operations and the market price for its Common Stock. The Merger Agreement contains a number of conditions which must be satisfied or waived by Intel or the Company prior to consummation of the tender offer and the subsequent merger. (For additional information concerning the conditions to consummation of these transactions, see the Offer to Purchase transmitted by Intel to the stockholders of the Company and the related Schedule 14D-9 filing provided by the Company, each filed with the Securities and Exchange Commission on August 1, 1997 and Amendment No. 1 to Schedule 14D-9 which was filed by the Company with the Securities and Exchange Commission on October 2, 1997.) Among other conditions, the tender offer cannot be consummated until the relevant HSR Act waiting period has been satisfied, and at the time for consummation there must not be in effect any injunction or other action by a court or governmental entity that prohibits or materially adversely affects the transaction. The FTC has issued a "second request" to Intel and the Company requiring the submission by the parties of additional information and documents in connection with the FTC's antitrust review of the transaction under the HSR Act. Based on the information available to it, the Company believes that the tender offer and merger can be effected in compliance with federal and state antitrust laws. However, the FTC could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the transactions or to impose conditions on their consummation. In addition, any state and/or private parties could take action under the antitrust laws. There can be no assurance that a challenge to the consummation of the proposed acquisition on antitrust grounds will not be made or, if made, that Intel and the Company would prevail. Intel is not required to close the tender offer or to extend it if the conditions to completion of the transaction are not satisfied by November 30, 1997. There can be no assurance that all conditions to the transaction will be satisfied or will be satisfied on a timely basis.

Shortly after the announcement of the Merger Agreement, lawsuits were filed against the Company and its Directors in both Delaware and California. In addition to monetary damages, the plaintiffs in the Delaware actions requested the court to enjoin the acquisition. On October 1, 1997, the parties to the Delaware actions entered into an agreement in principle to settle the litigation. That agreement is subject to court approval in Delaware. It is expected that the California action will be subsequently dismissed. However, it is possible that the Delaware court will not approve the settlement agreement or that the California court will not dismiss the California action.

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

The market for third party wafer production has been characterized by ample capacity and aggressive price reductions on 0.5u and 0.35u wafers. While the Company has recently secured price reductions, there can be no assurance such reductions are equivalent to those achieved by competitors. In addition, a capacity constraint for more advanced processes, such as 0.25u, may emerge during 1998. The Company currently does not have any foundry agreements to ensure guaranteed access to this capacity. Competitors who have such agreements, including joint ventures, may be in a position to obtain better access and lower costs on .25u capacity. The unavailability of sufficient quantities of competitively priced .25 micron capacity could have a material adverse effect on the Company's business and results of operations.

The PC semiconductor market is generally characterized by price declines over time as new competitors enter and as new semiconductor process technologies enable lower cost manufacturing. In addition, rapid price declines may occur when current supply exceeds demand. As a leading supplier of graphics controllers to the portable computer market segment, the Company expects to experience increased price competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects its competitors to aggressively price alternative solutions to attempt to gain or maintain market share. To the extent that the Company must reduce prices to meet competition, maintain market share or meet customer requirements, its gross margin percentages will be adversely impacted.

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               Stockholder Litigation

               In August, 1997, the Company and the members of its Board of Directors were sued in connection with the Company's proposed acquisition by Intel Corporation. Three actions, all styled as stockholder class action suits, were filed in Delaware and were subsequently consolidated into a single action. A fourth action, also styled as a stockholder class action, was filed in California. The actions contend that the directors of the Company breached their fiduciary duties in connection with the agreement to recommend that stockholders accept the cash tender offer and to enter into the proposed merger, and seek injunctive and monetary relief. The Delaware complaint was amended in September to add Intel as a party and to add additional allegations that the disclosures made by the Company to stockholders in connection with Intel's tender offer were incomplete.

               On October 1, 1997, the parties reached an agreement in principle to settle the Delaware actions. This agreement is subject to approval by the Delaware court. It is expected that the California action will be subsequently dismissed. In connection with the settlement agreement, Intel and the Company agreed to amend the merger agreement to lower from $15 million to $7.5 million the maximum fee payable by the Company to Intel in the event that the Company accepts an unsolicited higher offer from a third parties, and to extend to November 30, 1997 the date upon which either party can terminate the merger agreement in the event that the tender offer is not closed by that date. In addition, the Company agreed to issue a press release describing the terms of the settlement and to mail to stockholders additional disclosures concerning the events and circumstances leading to the decision to enter into the merger agreement. The Company did not agree to pay attorneys fees to plaintiffs' counsel. Plaintiffs' counsel reserved the right to apply to the Delaware court for attorneys fees and expenses; counsel for Intel and the Company reserved the right to oppose that application.

               Federal Trade Commission Antitrust Review

               The proposed acquisition is undergoing antitrust review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On August 26, 1997, the Federal Trade Commission ("FTC") made a request to Intel and the Company for additional information and documents in connection with that review. It is currently expected that the provision of documents and information in response to that request will be completed in mid November. The FTC will have ten days from receipt of Intel's completed response to the request to decide whether or not to take action in opposition to the acquisition. Based on the information available to it, the Company believes that the transaction can be effected in compliance with federal and state antitrust laws. However, there can be no assurance that a challenge to the acquisition on antitrust grounds will not be made or that, if made, it would not prevail, or that certain conditions to the acquisition would not be required.


Item 2.        Changes in Securities                                                  Not applicable


Item 3.        Defaults upon Senior Securities                                        Not applicable


Item 4.        Submission of Matters to a Vote of Security Holders                    Not applicable


Item 5.        Other Information                                                      Not applicable


Item 6.        Exhibits - The exhibits listed in the Exhibit Index set forth on       17
               page 15 of this report are incorporated herein by reference.


               Reports on Form 8-K - The Company filed a report on Form 8-K on
               July 31, 1997 reporting under Item 5.

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



Date:    November 5, 1997

                                INDEX TO EXHIBITS

  Exhibit
   Number       Description
  -------       -----------
2.1      (8)    Agreement and Plan of Merger, dated as of July 27, 1997,
                among Intel Corporation, Intel Enterprise Corporation and the
                Company.
2.2      (9)    Amendment to Agreement and Plan of Merger among Intel
                Corporation, Intel Enterprise Corporation and the Company dated
                October 2, 1997.
3.1      (1)    Amended Certificate of Incorporation of Chips and Technologies, Inc.
3.2      (2)    Restated By-laws of Chips and Technologies, Inc.
4.1      (3)    Stockholders' Rights Agreement dated August 23, 1989.
10.1     (6)*   First Amended 1988 Nonqualified Stock Option Plan for Outside Directors
                dated October 1, 1993 (as amended through November 9, 1995) .
10.2     (1)*   Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.3     (4)*   Promissory note to the Company from Keith Angelo dated August 1, 1994.
10.4     (4)*   Independent Contractor Services Agreement between the Company and Henri
                Jarrat dated August 11, 1994.
10.5     (6)*   Amended and Restated 1994 Stock Option Plan dated November 10, 1994 (as amended through November 9, 1995).
10.6     (5)*   Executive Bonus Plan dated September 21, 1995.
10.7     (6)    Option Agreement between the Company and Taiwan Semiconductor Manufacturing
                Company dated November 6, 1995. (**)
10.8     (6)    Deposit Agreement between the Company and Chartered Semiconductor
                Manufacturing PTE LTD dated November 16, 1995. (**)
10.9     (7)    Amendment to Deposit Agreement between the Company and Chartered
                Semiconductor Manufacturing PTE LTD dated October 17, 1996. (**)
10.10           Amendment to Option Agreement between the Company and Taiwan Semiconductor    21
                Manufacturing Company dated July 1, 1997 (**)
27.0            Financial Data Schedule for the quarter ended September 30, 1997              19


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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended June 30, 1994.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

(8) Incorporated by reference to the Company's Schedule 14D-9, exhibit(c)(1).

(9) Incorporated by reference to Amendment 1 to Schedule 14D-9, filed by the Company October 3, 1997, exhibit(c)(2).





* Denotes management contracts or compensatory plans or arrangements covering executive officers or directors of Chips and Technologies, Inc.

** Confidential treatment has been requested for a portion of this document.